Form 10-K
period 1998-12-27
SPINCYCLE INC
filed 1999-03-29
CIK 1010235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 27, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission file number 333-57883

                                 SPINCYCLE, INC
             (Exact name of registrant as specified in its charter)

               Delaware                                   41-1821793
       (State of Incorporation)             (I.R.S. Employer Identification No.)

15990 N. Greenway Hayden Loop, Suite #400, Scottsdale, Arizona          85260
         (Address of principal executive offices)                     (Zip Code)

                                 (602) 707-9999
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NA

      As of March 21, 1999, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.

INDEX                                                                       PAGE
-----                                                                       ----

PART I   ......................................................................3

Item 1.  Business..............................................................3

Item 2.  Properties............................................................4

Item 3.  Legal Proceedings.....................................................5

Item 4.  Submission of Matters to a Vote of Security Holders...................5

PART II  ......................................................................5

Item 5.  Market for a Registrant's Common Equity and Related Stockholder
         Matters...............................................................5

Item 6.  Selected Financial Data...............................................6

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........16

Item 8.  Financial Statements and Supplementary Data..........................17

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ................................................34

PART III .....................................................................34

Item 10. Directors and Executive Officers of the Registrant...................34

Item 11. Executive Compensation...............................................36

Item 12. Security Ownership of Certain Beneficial Owners and Management.......40

Item 13. Certain Relationships and Related Transactions.......................42

PART IV  .....................................................................42

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....42

SIGNATURES....................................................................43

                                 SPINCYCLE, INC.

PART I

ITEM 1. BUSINESS

      SpinCycle, Inc. ("SpinCycle"), a Delaware corporation, was founded in October 1995 to develop and implement SpinCycle's unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. SpinCycle was formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in executing its business plan. In sharp contrast to many existing laundromats, a SpinCycle laundromat is an inviting, spacious and well-equipped facility that is conveniently located, clean, well lighted and always attended.

      Since opening our first store in April 1996, we have acquired and developed stores at a rapid pace. By year-end 1996 we had opened 14 stores, in 1997 we added 57 stores and in 1998 we added 93 stores (in 1998 we closed one store following a lease buyout by a landlord). As of March 21, 1999, we had opened 172 stores in 25 markets, including 106 developed stores and 66 acquired stores. Our stores are located primarily in densely populated urban markets. During 1999, we anticipate selective expansion primarily within our existing markets. We expect our growth during 1999 to be significantly less than our growth in previous years, as future growth will be contingent upon raising additional growth capital (See ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" herein).

      Our developed stores are generally between 3,500 and 5,500 square feet, significantly larger than the 1,500 to 2,500 square feet of a typical laundromat, and generally contain 50 washers of varied capacities and 54 large capacity dryers. We install a computer board in each washer and dryer that allows daily monitoring of machine utilization and cash control. Each store is staffed during operating hours by at least one customer service representative who assists customers, maintains the facility and performs other services, if offered. Customers can sort and fold laundry while watching color television with cable programming at 12 to 14 folding stations and purchase food, beverages and laundry supplies from vending machines. Our acquired stores typically conform to a SpinCycle developed store in terms of location (physical location and area demographics), store size and machine mix and can be converted to a SpinCycle store with new signage, fresh paint and installation of our computer and point of sale systems.

      We intend to continue to expand upon our leading position in the national retail coin-operated laundromat industry through a systematic two-pronged approach of opportunistic development and consolidation. We approach expansion methodically, utilizing our knowledge of our customer as the basis for our growth. We base our expansion decisions on a careful examination of the market. Utilizing demographic studies which analyze the concentration of the typical SpinCycle customer, we determine target markets and define trade areas within these markets, then opportunistically develop or acquire stores that meet, or can be converted to meet, our target store economics.

      One of our challenges is to maximize machine utilization and the store revenue. To that end, in the third quarter of 1998 we rolled out or began testing several new businesses initiatives, including:

      WASH & FOLD whereby customers deliver their laundry to our stores and our staff washes, dries and folds it, generally within one day. We have made a significant effort to create a uniform, branded service of our Wash & Fold service by, among other things, training our employees in consistent performance, folding, separation and packaging of each customer's laundry. We use premium soap, softeners and other laundry products in this service, and our goal is to create a consistent, premium product chain-wide. As of March 21, 1999, we had introduced Wash & Fold in approximately 80% of our stores.

      FULL-SIZED LAUNDRY SOAP PRODUCTS are now sold in our stores in addition to the single load-sized boxes of laundry soap that are dispensed through vending machines. The introduction of these products has proven to be a significant customer convenience, and as of March 21, 1999, we had introduced full-sized laundry soap sales in approximately 58% of our stores.

      DRY CLEANER DEPOT is a business whereby we provide our branded Wash & Fold service, branded as "TLC" or "Total Laundry Care", to dry cleaners who elect to offer the service at their store. The dry cleaner collects the laundry and delivers it to a designated SpinCycle location. We process the laundry overnight for pick-up by the dry cleaner. Because of the intricacies of control, tracking and potential volume of this service we were, as of March 21, 1999, testing this service in our Miami and Houston markets, and plan to roll-out the service to other markets in 1999 if test market results are positive.

      The Coin Laundry Association estimates the coin-operated laundromat business is a $2.0 - $3.0 billion industry with approximately 25,000 laundromats nationwide. The industry is generally characterized by small, unattractive stores with limited customer service. The industry is highly fragmented with approximately 89% of the owners operating two or fewer stores and only 4% of the owners operating more than five stores. Although there is no single chain of laundromats with which we compete on a national basis, we experience significant competition in all of our markets from local "mom and pop" operators, and in some markets, from local or regional chains. In Texas, for example, we compete against Kwik Wash, which is a chain of approximately 150 stores owned by Coinmach Corporation, a publicly traded company. While Coinmach Corporation has substantially greater resources than SpinCycle, their laundromats are on average smaller, deliver significantly inferior service and, in general, we believe they pose little competitive threat. We also compete against other laundry services, including laundry facilities available in apartment buildings, which are often run by large route operators whose resources are often substantially greater than ours.

      As of December 27, 1998, we had 1,007 total employees of whom 627 are full time and 380 are part-time. Each of our full-time employees is eligible for medical benefits, which management believes helps us hire and retain the best available employees. Our part-time employees work primarily in our stores and are engaged primarily in customer service functions.

ITEM 2. PROPERTIES

      As of December 27, 1998, we had opened a total of 163 stores in 25 markets, and as of March 21, 1999 we had opened 172 stores. SpinCycle stores are generally located in densely populated urban markets, including Albuquerque, Atlanta, Austin, Baltimore, Chicago, Cleveland, Dallas, Detroit, El Paso, Houston, Indianapolis, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, Norfolk, Philadelphia, Phoenix, Richmond, San Antonio, San Diego, St. Louis, Washington, D.C. and West Palm Beach. Our stores generally range in size from 3,500 to 5,500 square feet. We lease the real property at 165 of these locations and own the real estate where seven of these stores are operating. As of March 21, 1999 we had also executed ten leases for stores which we anticipate to open by year end 1999. Our store leases are generally for ten-year initial terms with four five-year renewal options. SpinCycle leases its headquarters, which is located at 15990 North Greenway Hayden Loop, Suite 400, Scottsdale, Arizona 85260 pursuant to a five year lease with two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

      Following the July 7, 1998 termination of our former Chief Operating Officer, Mr. Bruce Mosby, a legal dispute arose concerning this termination. This dispute was previously noted in a Current Report on Form 8-K dated July 7, 1998 and in our Quarterly Reports on Form 10-Q for the quarters ended June 14, 1998 and September 6, 1998(1). After initial negotiations and mediation failed to resolve the dispute, Mr. Mosby filed suit against us and affiliated individuals on December 28, 1998; however, we continued to engage in settlement negotiations. On February 12, 1999, we executed a confidential settlement agreement with Mr. Mosby fully and finally resolving the matter. Under that agreement, Mr. Mosby, among other things, released us from all claims relating to his employment and agreed to the entry of an order dismissing the litigation with prejudice. In return, in addition to other non-monetary obligations, we agreed to make a settlement payment to Mr. Mosby. A majority of this settlement payment has been reimbursed to us by our insurance company pursuant to our employment practices liability policy. The resolution reached in this matter has not had a material adverse effect on our financial condition or results of our operations.

      In connection with a reorganization and reduction in force, we laid off 18 management employees on February 10, 1998, including our former Regional Director of Training, Patricia Waller. Thereafter, Ms. Waller sued us for compensatory damages of $1,080,000, punitive damages of $300,000 and treble unpaid damages of $36,000. Discovery in Ms. Waller's case has been completed and, based upon the evidence obtained during discovery, we are currently preparing a motion for summary judgment to be filed in April 1999. Based upon the evidence to date, we believe that the motion for summary judgment will be granted. However, we cannot give any assurance that the motion for summary judgment will be granted, that we will not be required to spend significant funds to defend against Ms. Waller's claims, or that a court will not rule in Ms. Waller's favor on any one of her claims and cause us to make some level of restitution.

      In addition to the proceedings discussed above, we are currently involved in various legal proceedings of a character normally incident to businesses of our nature. We do not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      During the year ended December 27, 1998, we issued (i) 72,930 shares of our series C convertible preferred stock and 7,295 shares of our common stock to existing stockholders in a private offering; and (ii) 144,990 warrants to purchase 26,661 shares of our common stock. The warrants were offered and sold to qualified institutional buyers as part of our private offering of bonds, which closed on April 29, 1998. A shelf registration statement registering the shares underlying the warrants was declared effective on November 24, 1998. We also issued options to purchase an aggregate of 21,053 shares of our common stock to our employees, all of which have an exercise price of $200 and substantially all of which vest 20% per year on each anniversary of grant. In addition, we issued options to purchase an aggregate of 120 shares of our common stock to our non-employee

----------
(1) Please note that these reports were delivered only to the holders of our senior discount notes pursuant to our bond indenture and were not filed with the Securities and Exchange Commission as SpinCycle was not a reporting company under the Securities Exchange Act of 1934 until November 23, 1998.

directors, all of which have an exercise price of $200 and all of which vest one-third per year on each anniversary of grant. There is no public market for any of our equity securities. As of March 21, 1999, we had approximately 44 holders of our common stock. We have not paid any dividends and do not expect to pay any dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

   The following table reflects our summary historical financial and certain other data for the periods indicated, and should be read in conjunction with our financial statements, including the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Our 1995 fiscal year was for the period from October 10, 1995 (inception) through December 31, 1995, and our 1996 fiscal year was for the period from January 1, 1996 through December 31, 1996. On December 1, 1997, we elected to change our financial reporting to a 13 period fiscal year, comprised of 13 four-week periods (each period containing four Monday through Sunday weeks). As such, our 1997 fiscal year was the period from January 1, 1997 through December 28, 1997, and our 1998 fiscal year was the period from December 29, 1997 through December 27, 1998. The following summary historical statement of operations data, insofar as it relates to each of the years 1995 through 1998, has been derived from audited annual financial statements.

                                                              FISCAL YEAR ENDED
                                        --------------------------------------------------------------
                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 28,     DECEMBER 27,
                                           1995             1996             1997             1998
                                        -----------      -----------      -----------      -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ..........................     $        --      $     1,015      $     8,653      $    30,936
                                        -----------      -----------      -----------      -----------
Operating income (loss) ...........              (5)          (3,873)         (13,337)         (15,270)
                                        -----------      -----------      -----------      -----------
Net income (loss) before
  extraordinary loss ..............              (5)          (3,894)         (13,796)         (24,321)
Extraordinary loss from early
  extinguishment of debt ..........              --               --               --             (334)(1)
                                        -----------      -----------      -----------      -----------
Net income (loss) .................              (5)          (3,894)         (13,796)         (24,655)
Re-pricing of series C preferred
  stock(2) ........................              --               --               --           (1,459)
Accretion of mandatorily redeemable
  Preferred stock .................              --               --           (1,941)            (756)
                                        -----------      -----------      -----------      -----------
Net income (loss) applicable to
  holders of common stock .........     $        (5)     $    (3,894)     $   (15,737)     $   (26,870)
                                        ===========      ===========      ===========      ===========

Net loss per common share .........     $ (1,362.75)     $   (117.42)     $   (412.76)     $   (937.60)
                                        ===========      ===========      ===========      ===========

Weighted average number of common
  shares outstanding ..............               4           33,162           38,127           28,658
Cash dividends declared ...........              --               --               --               --
                                        ===========      ===========      ===========      ===========

SELECTED OPERATING DATA:
Cash flows provided by (used in)
  operating activities ............             (33)           2,380           (8,973)          (3,877)
Cash flows provided by (used in)
  investing activities ............             (18)          (8,504)         (22,862)         (58,936)
Cash flows provided by (used in)
  financing activities ............              56            6,479           39,724           58,803
EBITDA(3)(4) ......................              (5)          (3,305)         (10,516)          (5,685)
Store EBITDA(5) ...................              --             (651)             213            5,736
Depreciation and amortization .....              --              568            2,341            9,562
Capital expenditures(6) ...........              18           13,391           54,220           68,312
Stores open at end of period ......              --               14               71              163

SELECTED FINANCIALS CONTINUED

                                            AS OF          AS OF         AS OF         AS OF
                                          DECEMBER 31,  DECEMBER 31,  DECEMBER 28,  DECEMBER 27,
                                             1995           1996          1997          1998
                                           --------       --------      --------      --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Property and equipment ...............     $     18       $ 12,841      $ 53,969      $100,657
Total assets .........................           55         13,809        75,496       128,256
Total debt ...........................           --          4,592        35,926       103,432
Total liabilities ....................           60         10,890        46,330       115,593
Mandatorily redeemable preferred stock           --          6,810        48,793            --(7)
Convertible preferred stock ..........           --             --            --        50,846(7)
Stockholders' equity (deficit) .......           (5)        (3,891)      (19,627)       12,663

----------
(1) Our net loss for the year ended December 27, 1998, includes the extraordinary loss associated with the write off of approximately $334 of unamortized deferred financing costs related to two of our prior credit facilities.

(2) We have recognized the fair value of the 7,295 shares of common stock issued pursuant to the re-pricing of the series C convertible preferred stock as a return to the series C preferred stockholders. Accordingly, this amount has been deducted from our net loss in determining the net loss available to common stockholders for purposes of calculating basic and diluted earnings per share. See also Note 9 of our Financial Statements.

(3) ("EBITDA") is defined as earnings before interest expense, taxes, depreciation and amortization. EBITDA is presented because we believe it is a widely accepted financial indicator of an entity's ability to incur and service debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements.

(4) EBITDA for the fiscal years ended December 27, 1998 and December 28, 1997, excludes the losses on disposal of property and equipment of $23 and $480, respectively.

(5) Store EBITDA ("Store EBITDA") is EBITDA before allocation of any selling, general and administrative expenses. While Store EBITDA is not intended to represent operating income or loss as defined by GAAP, (as GAAP operating income or loss includes such allocation of selling, general and administrative expenses) and should not be considered as an indicator of operating performance as measured by GAAP, it is included herein to provide additional information with respect to store-level cash operating margins.

(6) Capital expenditures includes the purchase of laundromat equipment pursuant to a supply agreement and financed with borrowings in connection with our former senior credit facility of approximately $2,455, $31,358 and $4,887 in fiscal 1998, 1997 and 1996, respectively. The capital expenditures for 1997 include approximately $11,485 of laundromat equipment for use in stores opened in 1998. The capital expenditures for 1998 and 1997 include approximately $872 and $4,120 for land acquired and held for sale-leaseback transactions, $2,195 of which we are currently in negotiations to sell. This amount is shown under the heading "Land held for sale-leaseback" on our Balance Sheet. Capital expenditures also include the cash outlay to acquire new businesses (net of cash acquired). Such outlays totaled approximately $26,880 and $12,064 for the years ended December 27, 1998 and December 28, 1997, respectively.

(7) Concurrently with the closing of the sale of our senior discount notes, the put rights previously associated with our series A and series B convertible preferred stock were terminated, and therefore, those shares were no longer mandatorily redeemable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      SpinCycle is a specialty retailing company engaged in the coin laundry business. Our company was founded in October 1995 to develop and implement SpinCycle's unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. Our company was formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in our expansion and business plan.

      Fiscal 1998 was an important year for us, as we raised significant amounts of capital to continue our rapid expansion. In February 1998 we closed our offering of series C convertible preferred stock, raising approximately $16.0 million. In April 1998 we raised net proceeds of approximately $96.8 million from the issuance of our senior discount notes and procured a $40.0 million revolving credit facility through Heller Financial, Inc. The senior discount notes provided an attractive source of growth capital for us, as they require no cash interest payments until November 1, 2001. Our credit facility with Heller Financial, Inc. has a maximum borrowing capacity of $40.0 million, but such borrowings are subject to borrowing-base requirements. While providing us with some financial flexibility, this facility is quite restrictive. Since procuring this facility, we have undertaken two amendments to remove restrictions, which would have limited or restricted our ability to borrow funds from this facility (see "- Liquidity and Capital Resources" below). We were able to open 93 stores during 1998 by combining the proceeds from our 1998 financing activities with cash generated from our stores.

      To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count has grown rapidly since our first store was opened in April 1996, and at year end 1996, 1997 and 1998 we had opened a total of 14, 71 and 163 stores, respectively. As of March 21, 1999, we had opened nine additional stores bringing our total store count to 172, and had three others under construction. We also have seven signed leases for stores that we intend to develop and open by year-end 1999. No further commitments for acquisitions or new store developments have been made. We closed one store during 1998, following a lease buyout by our landlord at that location.

      Our rapid development and acquisition of laundromats has required significant capital resources. To date, we have not been profitable and have generated net operating losses and negative cash flow from operations. As such, our expansion has been facilitated through private equity investments, proceeds from the issuance of our senior discount notes, borrowings from our credit facilities and revenue generated from our stores. We had expected to access the public equity markets in late 1998 or early 1999 to provide additional growth capital for our planned expansion, but have found that SpinCycle's valuation under current market conditions would provide an unfavorable return to our investors. Until such time as we can access the public equity markets, or other sources of capital, we have elected to proceed cautiously with our planned expansion, slowing such expansion through development or acquisition to judiciously utilize available sources of growth capital.

      Because of our constrained sources of growth capital, as of March 21, 1999, we have obligations to develop only ten additional stores in 1999, three of which are under construction. We intend to develop these stores in 1999 with proceeds from our credit facility or from cash generated from our stores. We continue to maintain a significant backlog of potential acquisition and development sites, but will not sign additional commitments to purchase or develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations. This lack of significant growth capital prompted a significant decrease in our growth rate, beginning in early September 1998, and in February 1999 we implemented a reduction in force. This reduction in force was primarily focused on our growth-related personnel, including regional directors of development and acquisitions and corporate and field level construction managers.

      During 1998, our quarter to quarter performance increased significantly as would be expected with our rapidly growing and maturing store base. Our first, second and third quarters consisted of three periods (12 weeks) in 1998, while the fourth quarter contained four periods (16 weeks). In 1999 and thereafter, our first, second and fourth quarters will contain three periods, and our third quarter will contain four periods.

RESULTS OF OPERATIONS

Year Ended December 27, 1998 Compared to Year Ended December 28, 1997:

      On December 1, 1997, we elected to change our financial reporting to a 13 period (each period containing four Monday through Sunday weeks) fiscal year. As such, our 1997 fiscal year was the period from January 1, 1997 through December 28, 1997, and our 1998 fiscal year was the period from December 29, 1997 through December 27, 1998.

      Revenues. Our revenues were approximately $30.9 million for 1998, an increase of approximately $22.2 million from approximately $8.7 million in 1997. Our growth in revenue was primarily attributable to the addition of 93 stores since the end of 1997 and the maturation of our developed stores, which were opened in 1996.

      Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization ("store operating expenses") were approximately $24.5 million in 1998, an increase of approximately $16.5 million from approximately $8.0 million in 1997. The increase in store operating expenses was primarily attributable to our addition of 93 stores since the end of 1997. Our store operating expenses as a percentage of revenues decreased from 92% in 1997 to approximately 79% in 1998. This is a result of the maturation of certain developed stores, our acquisition of additional stores and the implementation of our initiatives designed to reduce store operating expenses, particularly labor expense. Our implementation of these initiatives began in the first quarter of 1998.

      Gross Operating Profit. Our gross operating profit was approximately $6.4 million in 1998, an increase of approximately $5.7 million from approximately $670,000 in 1997. This increase was primarily attributable to our aforementioned increase in revenues during the period and our initiatives to reduce store operating expenses, particularly labor expenses.

      Pre-opening Costs. Our pre-opening costs were approximately $692,000 in 1998, an increase of approximately $235,000 from approximately $457,000 in 1997. We expense our pre-opening costs as incurred. This increase was the result of our acquisition and development of 93 additional stores, which opened during 1998.

      Store EBITDA. Our Store EBITDA was approximately $5.7 million in 1998, an increase of approximately $5.5 million from store EBITDA of $213,000 in 1997. This increase was primarily attributable to (i) the addition of 93 developed or acquired stores during 1998, (ii) increased revenue from the operations and maturation of both new and existing stores and (iii) increased control of store expenses.

      Depreciation and Amortization. Our depreciation and amortization expense was approximately $9.6 million in 1998, an increase of approximately $7.3 million from approximately $2.3 million in 1997. This increase was principally due to our purchases of property and equipment in connection with our expansion.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $11.4 million in 1998, an increase of approximately $700,000 from approximately $10.7 million in 1997. The increase was primarily attributable to the increase in our corporate infrastructure in the later half of 1997 in order to allow us to manage our anticipated nationwide expansion. Specifically, during the last half of 1997, we hired additional professionals to provide for nationwide operations and real estate development and to establish a dedicated acquisitions department. However, selling, general and administrative expenses decreased as a percentage of revenue to 37% in 1998 from 123% in 1997. This decrease was due to increased revenue generated from a larger base of mature and maturing stores opened in 1997 and 1998, the acquisition of additional stores and the implementation of our initiatives to reduce these costs.

      Interest Income and Interest Expense, net. Our interest income increased to approximately $1.3 million in 1998, an increase of approximately $867,000 from approximately $433,000 in 1997. The increase in interest income was primarily attributable to our investment of the proceeds from our April 1998 private offering of approximately $145.0 million aggregate principal amount of 12.75% senior discount notes and warrants to purchase common stock (the "Private Offering") which were ultimately used for capital investment and to fund operations. Interest expense, net of capitalized interest was approximately $10.4 million in 1998, an increase of approximately $9.5 million from approximately $892,000 in 1997. Our increase in interest expense, net was primarily attributable to accretion of the original issue discount related to the Private Offering.

      Net Loss before Extraordinary Loss. The net loss before extraordinary loss recorded in 1998 was $24.3 million, an increase of approximately $10.5 million from the approximately $13.8 million net loss recorded in 1997. Our increased loss was primarily attributable to depreciation and amortization associated with the number of new stores both acquired and developed since the end of 1997 and the increases in selling, general and administrative expenses and interest expense discussed above.

      Extraordinary Loss from Early Extinguishment of Debt. The extraordinary loss relates to the write-off of the unamortized balance of debt issue costs that were paid in connection with our former bank and, to a lesser extent, the equipment and acquisition credit facilities (See note 15 to the Financial Statements). These costs were written off as a result of the early repayment and termination of these credit facilities with the proceeds of the offering.

      Re-pricing of Series C Preferred Stock. On April 14, 1998, we issued 7,295 shares of our common stock to series C stockholders in connection with the re-pricing of the series C convertible preferred stock offering, originally priced at $220 per share. Pursuant to a stockholder consent dated March 18, 1998 and obtained as of April 14, 1998, the series C offering was converted to a unit offering, whereby each series C unit offered was comprised of ten shares of series C preferred stock and one share of common stock for $2,200 per unit. In accordance with existing authoritative guidance, the additional fair value of the consideration transferred to series C stockholders of $1,459,000 (i.e., the 7,295 shares of common stock issued in connection with the conversion of the original offering to a unit offering multiplied by $200 per share) has been treated as a return to series C stockholders. Accordingly, $1,459,000 has been deducted from our net loss for the year-to-date period ended December 27, 1998 in determining the net loss applicable to common shareholders for the calculation of earnings per share.

Year Ended December 28, 1997 Compared to Year Ended December 31, 1996:

      Revenues. Our revenues were approximately $8.7 million in 1997, an increase of approximately $7.6 million from approximately $1.0 million in 1996. Our growth in revenue was primarily attributable to the addition of 57 stores since the end of 1996 and the maturation of our developed stores.

      Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization ("store operating expenses") were approximately $8.0 million in 1997, an increase of approximately $6.8 million from approximately $1.2 million in 1996. Our increase in store operating expenses was primarily attributable to the opening of an additional 57 stores during 1997. Our store operating expenses as a percentage of revenues decreased from approximately 120% in 1996 to approximately 92% in 1997. This decrease was a result of increased revenue generated through the maturation of certain stores and our implementation of initiatives designed to reduce store level expenses.

      Gross Operating Profit (Loss). Our gross operating profit was approximately $670,000 in 1997, an increase of approximately $849,000 from a loss of approximately $179,000 in 1996. This increase was primarily attributable to our aforementioned increase in revenues during the period and our successful initiatives to reduce store level expenses.

      Pre-opening Costs. Our pre-opening costs were approximately $457,000 in 1997, a decrease of $16,000 from approximately $473,000 in 1996. We expense pre-opening costs as incurred. Our decrease in pre-opening costs was the result of our efforts to control these expenses. During 1996 we opened 14 stores and had two stores under development at year end 1996. During 1997 we opened 30 developed stores and had 24 stores under construction at year end 1997.

      Store EBITDA. Our Store EBITDA was approximately $213,000 in 1997, an increase of approximately $864,000 from a loss of approximately $651,000 in 1996. This increase was primarily attributable to (i) the addition of 57 developed or acquired stores during 1997, (ii) increased revenue from the operations and maturation of both new and existing stores and (iii) increased control of store expenses.

      Depreciation and Amortization. Our depreciation and amortization expense was approximately $2.3 million in 1997, compared to approximately $568,000 in 1996. This increase of approximately $1.7 million was principally due to our purchases of property and equipment in connection with our expansion.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $10.7 million in 1997, an increase of approximately $8.1 million from approximately $2.7 million in 1996. This increase is primarily attributable to our building a corporate infrastructure in order to allow us to manage our anticipated nationwide expansion. Specifically, we hired additional professionals to provide for nationwide operations and real estate development and to establish a dedicated acquisitions department. During 1997, our general and administrative personnel, excluding store level personnel, increased from 30 to 98 resulting in an increase in compensation costs of approximately $2.7 million. The increase is also attributable in part to an increase in our advertising expenses of approximately $1.2 million, reflecting our efforts to create a leading national brand and an increased number of stores during 1997. The selling, general and administrative expense also reflects an increase in our professional fees and travel costs of approximately $888,000 and $1.2 million, respectively, in 1997 over 1996 due to increased acquisition and development activities.

      Interest Income and Interest Expense, net. Our interest income increased to approximately $433,000 in 1997, an increase of approximately $404,000 from approximately $29,000 in fiscal 1996. Our increase in interest income was primarily attributable to our investment of proceeds from our equity offerings pending ultimate use in operations or for capital investment. Our interest expense, net of capitalized interest was approximately $892,000 in 1997, an increase of approximately $843,000 from approximately $49,000 in 1996. Our increase in interest expense, net was primarily attributable to our additional borrowings under our former senior credit facility, the outstanding balance of which we increased from approximately $4.6 million at year end 1996 to approximately $35.9 million at year end 1997.

      Net Loss. Our net loss recorded in 1997 was approximately $13.8 million, an increased loss of approximately $9.9 million from the approximately $3.9 million loss recorded in 1996. Our increased loss was primarily attributable to depreciation and amortization associated with the number of new stores we acquired and developed during the year and our increase in selling, general and administrative expenses attributable to the building of our corporate infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

      Net Cash Used in Operating Activities. Our net cash used in operating activities was approximately $3.9 million in 1998, a decrease of approximately $5.1 million compared to our net cash used in operating activities of approximately $9.0 million in 1997. This decrease was due primarily to an increase of approximately $5.8 million in gross operating profit generated during 1998 from our mature and maturing stores which we had open at year end 1997 plus the 93 stores which we developed or acquired in 1998.

      Net Cash Used in Investing Activities. Our net cash used in investing activities was approximately $58.9 million in 1998, an increase of approximately $36.0 million compared to net cash used in investing activities of approximately $22.9 million in 1997. The increase was due to increased purchases of property and equipment in 1998 of approximately $28.2 million over 1997 levels and by the increase in acquisition of businesses of approximately $14.8 million over 1997 levels. These purchases and acquisitions were necessary to add our 93 new stores in 1998. These items were partially offset by cash inflows of approximately $6.9 million from the proceeds of our sale-leaseback transactions and other sales of fixed assets.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $58.8 million in 1998, an increase of approximately $19.1 million over net cash provided by financing activities of approximately $39.7 million in 1997. This increase was mainly due to the proceeds from our senior discount notes, partially offset by the payment of our outstanding indebtedness to two of our former lenders.

      Until our April 1998 offering of senior discount notes, we relied primarily on private equity capital and equipment financing to develop and grow our business. From approximately February 1996 through January 1997, we raised $9.7 million from the private offer and sale of our series A convertible preferred stock. In April 1997, we raised $25.0 million from the private offer and sale of our series B convertible preferred stock. From November 1997 through April 1998, we raised approximately $16.0 million from the sale of our series C units, each comprised of ten shares of series C convertible preferred stock and one share of common stock. Beginning on November 26, 1996, we had a $20.0 million equipment facility with Raytheon Appliances, Inc., now known as Alliance Laundry Systems LLC. That line was increased in July 1997 to $35.0 million and in February 1998 was again increased to $45.0 million, including a $15.0 million acquisition line. This facility provided 100% financing for equipment purchases (based upon list price) and store acquisitions. In March 1998, we had also obtained a $15.0 million line of credit from LaSalle National Bank, which was used for acquisitions and general corporate purposes. Upon the closing of our senior discount note offering on April 29, 1998, we repaid an aggregate of $46.9 million on these facilities from the proceeds of that offering and terminated the related loan agreements.

      On April 29, 1998, we completed an offering of unsecured senior discount notes, selling $144,990,000 aggregate principal amount at maturity 12.75% unsecured senior discount notes and warrants to purchase 26,661 shares of our common stock with an exercise price of $0.01 per share. From that offering, we received gross proceeds of $100,001,053. The proceeds of that offering, net of selling expenses, were approximately $96.8 million, and were used to repay approximately $46.9 million in existing indebtedness, and to provide funds for investment in new stores and for general corporate purposes.

      Pursuant to the terms of the registration rights agreement entered into in connection with the senior discount notes offering, we were obligated to commence an exchange offer for the notes and warrants no later than October 27, 1998. Commencement of the exchange offer required that our exchange offer registration statement be declared effective by the Securities and Exchange Commission by that date. Failure to do so resulted in the requirement, pursuant to the registration rights agreement between SpinCycle and the noteholders, to pay additional interest of 0.50% per annum based upon the accreted value of the notes as of each relevant interest payment date. Therefore, we were obligated to pay additional interest, based on the accreted value of the notes on November 1, 1998, for the period from October 27, 1998 through October 31, 1998 to the noteholders of record on October 15, 1998. The payment of $7,392 of additional interest due on November 1, 1999 was sent to the bond trustee on March 18, 1999. Although the payment was not made on November 1, 1998, the registration rights agreement provides the noteholders with no further remedy beyond the additional interest payment. The additional interest payments of $36,170 for the period from November 1, 1998 until the effective date of the exchange offer of November 23, 1998 will be distributed to the bond trustee in advance of the May 1, 1999 interest payment date. Thereafter, no further payments of additional interest will be required with respect to our failure to timely commence the exchange offer.

      Concurrently with the closing of the senior discount note offering, we also closed a secured, revolving credit facility in an aggregate principal amount of $40.0 million with Heller Financial, Inc. (the "Heller Facility") that will mature on April 28, 2002. The Heller Facility is collateralized by a first priority security interest upon (i) all of our now owned and hereafter acquired real and personal property and all proceeds thereof and (ii) all of our general intangibles and other intangible assets (including, without limitation, trademarks and trade names), if any, and proceeds thereof. We are entitled to draw amounts under this facility, subject to availability pursuant to a borrowing base formula based upon income from store operations and net book value of laundry equipment, in order to fund ongoing working capital, capital expenditures and general corporate purposes. As of December 27, 1998, we had a borrowing base of approximately $18.8 million, and no outstanding borrowings. As of February 21, 1999, we had a borrowing base of approximately $19.6 million, and had outstanding borrowings of $3.7 million.

      In July 1998 we executed an amendment to the Heller Facility pursuant to which we agreed to changes in the borrowing base formula and the minimum mature store average EBITDA financial covenant thresholds. These thresholds were adjusted to conform to changes in the way we classified certain marketing expenses, from store level expenses to part of selling, general and administrative expenses, which we effected during 1998. Changes were also made to certain of our reporting requirements pursuant to the Heller Facility and a limitation on advertising expenses, to a maximum of 4% of annual revenues, was added.

      Effective December 27, 1998 we executed a second amendment to the Heller Facility pursuant to which certain financial and fixed charge covenants were deleted, including the financial covenant to which we received waiver of during our 1998 fourth quarter. The amendment eliminated our obligations to meet a fixed charge coverage ratio, a minimum mature store EBITDA covenant and a mature store ratio provision within the minimum unused availability covenant. The fixed charge coverage covenant would have been effective if we had borrowings under the facility and a total of unused availability plus cash on hand of less than $15.0 million. The minimum mature store EBITDA covenant required specified average store performance in order to borrow under the facility. The mature store ratio provision within the minimum unused availability covenant required us to maintain minimum unused availability of $7.5 million until the later of March 22, 1999 or until 55% of our stores were mature.

      The amendment simplified the formula for calculating borrowing availability under the facility. In lieu of the elimination of these provisions, the minimum unused availability covenant now requires us to maintain unused availability of $10.0 million. Our borrowing capacity under the facility is therefore calculated simply as borrowing base less $10.0 million. As of February 21, 1999, the end of our second period of 1999, we had a borrowing base of approximately $19.6 million. We therefore had approximately $9.6 million available for borrowing compared to the $4.6 million, which would have been feasible to borrow without the second amendment.

      On December 30, 1997, we entered into a sale-leaseback transaction with SpinDevCo, L.L.C. ("SpinDevCo") pursuant to which we sold our fee simple interest in 11 properties to SpinDevCo for approximately $6.4 million. Concurrently, we entered into leases of those sites. We also provided SpinDevCo with a note for this purchase in the amount of approximately $4.9 million, including principal and accrued but unpaid interest, which was due on April 30, 1998. The note was secured by mortgages on the 11 properties sold to SpinDevCo. As of April 30, 1998, the original note was renegotiated to extend the maturity date through September 30, 1998 to allow SpinDevCo additional time to either find a substitute source of financing or sell the properties. In connection with the extension, we received $125,000 in payment of accrued and unpaid interest due under the original note through May 30, 1998. Prior to September 30, 1998, SpinDevCo approached us to discuss various repayment options. On October 15, 1998, we received approximately $4.9 million in cash from SpinDevCo in repayment of outstanding principal and interest on the extended note. Simultaneously, we purchased three sites from SpinDevCo for approximately $1.75 million in cash, the same amount for which we had previously sold them to SpinDevCo. We are currently operating stores at these three sites, and are considering selling the properties to a third party.

      As of December 27, 1998, the end of our fiscal year, we had approximately $4.2 million of cash and had no outstanding borrowings on our Heller Credit Facility. We also had approximately $8.8 million available for borrowing under our Heller Credit Facility, and we anticipate this borrowing base to continue to grow through the addition of additional stores and store performance increases.

      We generated positive EBITDA during our first period of fiscal year 1999, which ended on January 24, 1999, of approximately $72,000, and we also generated positive EBITDA for period two of 1999, which ended on February 21, 1999, of approximately $150,500. We expect to generate positive EBITDA in all 13 periods of 1999. As of March 21, 1999 we had drawn $5.8 million from our Heller Credit Facility, and had approximately $3.8 million of additional borrowing capacity on this credit facility. Combined with the budgeted Store EBITDA generated from our stores, we believe we have sufficient capital availability to satisfy our capital commitments for 1999. Significant variances in budgeted store revenue or Store EBITDA, or unforeseen capital requirements could result in insufficient capital resources. We are currently seeking additional sources of liquidity to insure capital adequacy.

      Beginning on November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time.

POTENTIAL LOSS OF NET OPERATING LOSSES

      As of December 27, 1998, we had net operating losses ("NOLs") of approximately $29.4 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three-year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

DEPENDENCE ON MANAGEMENT INFORMATION SYSTEMS; YEAR 2000 COMPLIANCE

      The Year 2000 problem is the result of many management information systems ("MIS") using two digits (rather than four) to define the applicable year. Thus, time-sensitive MIS may recognize a date ending in "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions in a company's operations. As a result, in less than a year, MIS used by many organizations may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the failure to become Year 2000 compliant.

      We depend on MIS to monitor daily revenues and machine utilization in each of our stores, exercise centralized cash and management controls and compile and analyze critical marketing and operations data. Any disruption in the operation of our MIS, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems as we expand could have a material adverse effect on our business, financial condition and results of operations.

      SpinCycle's Readiness. Based on our initial tests and certifications received from MIS providers, we believe that both our critical software systems and store hardware systems are currently Year 2000 compliant. Our assessment of exposure to Year 2000 problems began in March 1998 with a test of all MIS for Year 2000 readiness. Since that time, management has obtained certifications from providers of our accounting, revenue control and other critical software systems that such MIS are Year 2000 compliant. We are completing final test procedures for Year 2000 compliance and believe that our MIS are 100% Year 2000 compliant. However, if our final testing is not completed on a timely basis or does not resolve all Year 2000 issues, such issues could have a material adverse effect on our operations.

      Readiness of Third Parties. We have taken reasonable precautions to verify the Year 2000 readiness of any third party that could cause a material impact on our operations. Alliance, the major supplier of our laundry machines, has represented that the electronic controls embedded in their machines will not experience problems as a result of the Year 2000. Alliance further represented that the electronic controls embedded in their machines have been tested without incident by simulating the Year 2000 date change. In addition, SpinCycle's providers of essential software systems have certified that such systems are Year 2000 compliant.

      Historical and Estimated Costs. We have not established a separate Year 2000 compliance budget and do not expect to do so in the immediate future. To date, the only costs for Year 2000 compliance have been the expenditure of approximately $50,000 to replace certain personal computers in our stores. Although no assurances can be given, we do not expect future costs related to Year 2000 compliance to have a material adverse effect on results of operations or financial condition. Costs are based on current estimates and actual results may vary significantly from such estimates.

      Most Reasonably Likely Worst Case Scenario. The most reasonably likely worst case Year 2000 scenario facing us would be our inability to implement variable pricing in our laundry machines in an effort to boost off-peak customer traffic, revenues and profitability. Variable pricing may temporarily malfunction on January 2, 2000, since the machines recognize each day of the week based upon the calendar date contained in their embedded computer chips and the price programmed for a certain day of the week may in fact appear on a different day. Although we do not currently have a definitive contingency plan in place to deal with this issue, it is expected that each store's personnel will be able to adjust the programming in each laundry machine so that the date contained in its embedded chip once again correlates with the correct day of the week. In the unlikely event that the dates in the embedded chips can not be reset, store personnel will be able to manually set the laundry machines to charge a fixed price until such time as we resolve defects in our variable pricing system.

SEASONALITY

      Coin-operated laundromat industry data, as well as data generated from our mature and maturing stores, indicates that the coin operated laundry business experiences seasonal variations in operating performance during the later spring and summer seasons. We believe this seasonality is a result of the reduced volume of heavier clothing worn during the spring and summer months, which results in lower laundry machine usage. We observed the effect of such seasonality in the 70 stores opened for the entire 1998 fiscal year. During the first nine periods ending September 6, 1998, revenues in these stores fluctuated approximately 11.5%, from a peak during the third period to a low in the ninth period. These 70 stores experienced a significant increase in revenues in the final quarter of the year, completing the seasonal cycle. As we now have a significant base of data regarding seasonality, we have adjusted our 1999 budgets to account for the seasonal patterns experienced in 1998.

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about our confidence in our prospects, strategies and expectations about expansion into new markets, growth in existing markets, comparable store sales and ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) our historical and anticipated losses and negative cash flow;
(2) debt service requirements, restrictions and covenants related to our substantially leveraged financial position; (3) considerable competition from local and regional operators in all of our markets; (4) our ability to hire, train, retain and assimilate competent management and store-level employees; (5) our ability to identify new markets in which to successfully compete; (6) our ability to locate suitable sites for building or acquisition; (7) our ability to negotiate acceptable lease terms; (7) our ability to adopt purchasing systems and MIS to accommodate expanded operations; (8) our dependence on timely fulfillment by landlords and others of their contractual obligations; and (9) our maintenance of construction schedules and the speed with which local zoning and construction permits can be obtained. No assurance can be given that new stores will achieve sales and profitability comparable to the existing stores or to our strategic plan. There can be no assurance that an adequate revenue base will be established or that we will generate positive cash flow from operations. Any investor or potential investor in SpinCycle must consider these risks and others that are detailed in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Borrowings under our Heller Facility bear interest, which contains either a LIBOR or a Prime Lending Rate component. Any adverse changes to the LIBOR or the Prime Lending Rate could materially affect interest due on outstanding borrowings under the Heller Facility. As of February 21, 1999, we had $3.7 million of borrowings outstanding under this facility, all of which were subject to a LIBOR interest component. Our senior discount notes bear interest at a fixed rate of 12.75%. Refer to footnote 7 in the Financial Statements for long term debt principal amounts and related interest rates due in the near term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SpinCycle, Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations, of mandatorily redeemable preferred stock and shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SpinCycle, Inc. at December 27, 1998 and December 28, 1997, and the results of its operations and its cash flows for the years ended December 27, 1998, December 28, 1997 and December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Phoenix, Arizona
February 12, 1999

                                 SPINCYCLE, INC.

                                 BALANCE SHEETS

                                                                          DECEMBER 27,      DECEMBER 28,
                                                                             1998              1997
                                                                         -------------      -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                            $   4,239,099      $   8,249,161
    Landlord allowances                                                        781,628          1,081,396
    Prepaid expenses                                                           582,006            483,828
    Inventory                                                                  112,964             71,517
    Land held for sale-leaseback                                             2,194,533          4,120,039
    Other current assets                                                       687,483            952,881
                                                                         -------------      -------------
       Total current assets                                                  8,597,713         14,958,822

Property and equipment, net                                                100,657,304         53,969,382
Goodwill, net                                                               13,610,471          6,150,839
Other assets                                                                 5,390,972            417,123
                                                                         -------------      -------------
       Total assets                                                      $ 128,256,460      $  75,496,166
                                                                         =============      =============

                LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                     $   4,986,996      $   5,950,086
    Construction payables                                                      389,393            951,242
    Accrued utilities                                                        1,003,766            616,779
    Accrued expenses                                                         2,626,384          1,453,455
    Current portion of deferred rent                                           311,557                 --
    Current portion of long-term debt                                          210,275            578,360
                                                                         -------------      -------------
       Total current liabilities                                             9,528,371          9,549,922

Long-term debt                                                             103,221,752         35,347,428
Deferred rent                                                                2,650,724          1,225,728
Other liabilities                                                              192,308            207,386
                                                                         -------------      -------------
       Total liabilities                                                   115,593,155         46,330,464
                                                                         -------------      -------------

Commitments and contingencies                                                       --                 --

Series A, Series B and Series C mandatorily redeemable
    preferred Stock, $.01 par value, 370,000 shares authorized,
    262,213 shares issued and outstanding at December 28, 1997                      --         48,792,805
                                                                         -------------      -------------

Shareholders' equity (deficit):
    Series A, Series B and Series C convertible preferred stock,
       $.01 par value, 370,000 shares authorized, 275,402
       shares issued and outstanding at December 27, 1998                   50,845,810                 --
    Common stock, $.01 par value, 630,000 shares authorized,
       27,763 and 38,487 shares issued and outstanding, respectively               278                385
    Common stock warrants                                                    5,625,000                 --
    Additional paid-in capital - common stock                                1,430,259              9,273
    Accumulated deficit                                                    (45,238,042)       (19,636,761)
                                                                         -------------      -------------
       Total shareholders' equity (deficit)                                 12,663,305        (19,627,103)
                                                                         -------------      -------------
       Total liabilities, mandatorily redeemable preferred stock
          and shareholders' equity (deficit)                             $ 128,256,460      $  75,496,166
                                                                         =============      =============

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF OPERATIONS


                                                                                 YEARS ENDED
                                                               ------------------------------------------------
                                                               DECEMBER 27,      DECEMBER 28,      DECEMBER 31,
                                                                   1998              1997             1996
                                                               ------------      ------------      ------------
Revenues                                                       $ 30,936,080      $  8,652,888      $  1,014,516
Cost of revenues -- store operating expenses, excluding
     depreciation and amortization                               24,508,404         7,982,566         1,193,020
                                                               ------------      ------------      ------------
     Gross operating profit                                       6,427,676           670,322          (178,504)

Preopening costs                                                    691,890           456,920           472,811
Depreciation and amortization                                     9,561,742         2,340,647           568,280
Selling, general and administrative expenses                     11,420,877        10,729,663         2,653,698
Loss on disposal of property & equipment                             22,913           479,500                --
                                                               ------------      ------------      ------------
     Operating loss                                             (15,269,746)      (13,336,408)       (3,873,293)

Interest income                                                   1,299,615           432,812            28,741
Interest expense, net of amount capitalized                     (10,351,341)         (891,913)          (49,371)
                                                               ------------      ------------      ------------
     Net loss before extraordinary loss                        $(24,321,472)     $(13,795,509)     $ (3,893,923)
Extraordinary loss from early extinguishment of debt               (333,596)               --                --
                                                               ------------      ------------      ------------
     Net loss                                                  $(24,655,068)     $(13,795,509)     $ (3,893,923)
Repricing of Series C preferred stock                            (1,459,000)               --                --
Accretion of redeemable preferred stock                            (755,667)       (1,941,878)               --
                                                               ------------      ------------      ------------
     Net loss applicable to holders of common stock            $(26,869,735)     $(15,737,387)     $ (3,893,923)
                                                               ============      ============      ============

Net loss per common share (both basic and diluted):
     Net loss applicable to holders of common stock
         before extraordinary loss                             $    (925.96)     $    (412.76)     $    (117.42)
     Extraordinary loss from early extinguishment of debt            (11.64)               --                --
                                                               ------------      ------------      ------------
     Net loss applicable to holders of common stock            $    (937.60)     $    (412.76)     $    (117.42)
                                                               ============      ============      ============

Weighted average number of common shares outstanding                 28,658            38,127            33,162
                                                               ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

              STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                  MANDATORILY
                                                     COMMON STOCK                  REDEEMABLE                  CONVERTIBLE
                                                       WARRANTS                 PREFERRED STOCK               PREFERRED STOCK
                                                 SHARES       AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                                 ------     -----------     --------     ------------      -------     ------------
Balance at December 31, 1995                         --     $        --           --     $         --           --     $         --

    Issuance of Series A Redeemable
       Preferred Stock                                                        53,960        6,745,000
    Issuance of Series A Redeemable
       Preferred Stock for services                                              518           64,700
    Issuance of Common Stock for services
    Payments of stock subscriptions
    Net loss
                                                 ------     -----------     --------     ------------      -------     ------------

Balance at December 31, 1996                         --              --       54,478        6,809,700           --               --

    Issuance of Series A Redeemable
       Preferred Stock, net                                                   21,350        2,598,750
    Issuance of Series A Redeemable
       Preferred Stock for services                                            1,146          143,330
    Issuance of Series B Redeemable
       Preferred Stock, net                                                  125,498       24,382,912
    Issuance of Common Stock for services
    Accretion of Series A and Series B
       Redeemable Preferred Stock                                                           1,941,878
    Issuance of Series C Redeemable
       Preferred Stock, net                                                   59,741       12,916,265
    Payments of stock subscriptions
    Net loss
                                                 ------     -----------     --------     ------------      -------     ------------

Balance at December 28, 1997                         --              --      262,213       48,792,805           --               --

    Repurchase of common stock
    Issuance of Series C Redeemable
         Preferred Stock, net                                                 13,189        2,904,500
    Accretion of Series A and Series B
       Redeemable Preferred Stock                                                             755,667
    Issuance of Common Stock Warrants           26,661        5,625,000
    Issuance of 7,295 shares of common stock
         (Series C repricing @ $200 per share)                                             (1,459,000)
    Series C Redeemable Preferred Stock
       Issuance Costs Paid                                                                    (93,448)
    Cancellation of put rights on
       Mandatorily Redeemable Preferred Stock                               (275,402)     (50,900,524)     275,402       50,900,524
    Series C Convertible Preferred Stock
       Issuance Costs Paid                                                                                                  (54,714)
    Common Stock Issuance Costs Paid
    Net loss
                                                 ------     -----------     --------     ------------      -------     ------------

Balance at December 27, 1998                     26,661     $ 5,625,000           --     $         --      275,402     $ 50,845,810
                                                 ======     ===========     ========     ============      =======     ============


                                                       STOCK                                 ADDITIONAL
                                                   SUBSCRIPTIONS       COMMON STOCK           PAID-IN       ACCUMULATED
                                                     RECEIVABLE      SHARES      AMOUNT       CAPITAL         DEFICIT
                                                     -----------     -------     -------     ----------     ------------
Balance at December 31, 1995                         $        --           4     $     1     $       --     $     (5,451)

    Issuance of Series A Redeemable
       Preferred Stock                                (6,745,000)
    Issuance of Series A Redeemable
       Preferred Stock for services
    Issuance of Common Stock for services                             34,276         342          8,227
    Payments of stock subscriptions                    6,745,000
    Net loss                                                                                                  (3,893,923)
                                                     -----------     -------     -------     ----------     ------------

Balance at December 31, 1996                                  --      34,280         343          8,227       (3,899,374)

    Issuance of Series A Redeemable
       Preferred Stock, net                           (2,668,750)
    Issuance of Series A Redeemable
       Preferred Stock for services
    Issuance of Series B Redeemable
       Preferred Stock, net                          (24,999,912)
    Issuance of Common Stock for services                              4,207          42          1,046
    Accretion of Series A and Series B
       Redeemable Preferred Stock                                                                             (1,941,878)
    Issuance of Series C Redeemable
       Preferred Stock, net                          (13,272,265)
    Payments of stock subscriptions                   40,940,927
    Net loss                                                                                                 (13,795,509)
                                                     -----------     -------     -------     ----------     ------------

Balance at December 28, 1997                                  --      38,487         385          9,273      (19,636,761)

    Repurchase of common stock                                       (18,019)       (180)        (9,273)        (190,546)
    Issuance of Series C Redeemable
         Preferred Stock, net
    Accretion of Series A and Series B
       Redeemable Preferred Stock                                                                               (755,667)
    Issuance of Common Stock Warrants
    Issuance of 7,295 shares of common stock
         (Series C repricing @ $200 per share)                         7,295          73      1,458,927
    Series C Redeemable Preferred Stock
       Issuance Costs Paid
    Cancellation of put rights on
       Mandatorily Redeemable Preferred Stock
    Series C Convertible Preferred Stock
       Issuance Costs Paid
    Common Stock Issuance Costs Paid                                                            (28,668)
    Net loss                                                                                                 (24,655,068)
                                                     -----------     -------     -------     ----------     ------------

Balance at December 27, 1998                         $        --      27,763     $   278     $1,430,259     $(45,238,042)
                                                     ===========     =======     =======     ==========     ============



                                                  TOTAL
                                               SHAREHOLDERS'
                                                  EQUITY
                                             ---------------
Balance at December 31, 1995                 $        (5,450)

    Issuance of Series A Redeemable
       Preferred Stock                                    --
    Issuance of Series A Redeemable
       Preferred Stock for services                   64,700
    Issuance of Common Stock for services              8,569
    Payments of stock subscriptions                6,745,000
    Net loss                                      (3,893,923)
                                            ----------------

Balance at December 31, 1996                       2,918,896

    Issuance of Series A Redeemable
       Preferred Stock, net                          (70,000)
    Issuance of Series A Redeemable
       Preferred Stock for services                  143,300
    Issuance of Series B Redeemable
       Preferred Stock, net                         (617,000)
    Issuance of Common Stock for services              1,088
    Accretion of Series A and Series B
       Redeemable Preferred Stock                         --
    Issuance of Series C Redeemable
       Preferred Stock, net                         (356,000)
    Payments of stock subscriptions               40,940,927
    Net loss                                     (13,795,509)
                                            ----------------

Balance at December 28, 1997                      29,165,702

    Repurchase of common stock                      (199,999)
    Issuance of Series C Redeemable
         Preferred Stock, net                      2,904,500
    Accretion of Series A and Series B
       Redeemable Preferred Stock                         --
    Issuance of Common Stock Warrants              5,625,000
    Issuance of 7,295 shares of common stock
         (Series C repricing @ $200 per share)            --
    Series C Redeemable Preferred Stock
       Issuance Costs Paid                           (93,448)
    Cancellation of put rights on
       Mandatorily Redeemable Preferred Stock             --
    Series C Convertible Preferred Stock
       Issuance Costs Paid                           (54,714)
    Common Stock Issuance Costs Paid                 (28,668)
    Net loss                                     (24,655,068)

                                              --------------
Balance at December 27, 1998                  $   12,663,305
                                              ==============

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                           YEARS ENDED
                                                                       ---------------------------------------------------
                                                                        DECEMBER 27,       DECEMBER 28,       DECEMBER 31,
                                                                           1998               1997               1996
                                                                       -------------      -------------      -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                           $ (24,655,068)     $ (13,795,509)     $  (3,893,923)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                      9,561,742          2,340,647            568,280
        Loss on disposal of property and equipment                                --            479,500                 --
        Extraordinary loss from early                                        333,596                 --                 --
          extinguishment of debt
        Issuance of stock for services                                            --            144,388             73,269
        Amortization of debt issuance costs                                  728,719                 --                 --
        Amortization of discount on long-term debt                         8,584,476                 --                 --
        Changes in assets and liabilities:
           Landlord allowances                                               299,768           (911,396)          (170,000)
           Prepaid expenses                                                  (98,180)          (282,393)          (181,435)
           Inventory                                                         (41,447)           (22,308)           (49,209)
           Other current assets                                              265,398           (912,819)           (35,839)
           Other assets                                                     (412,660)          (269,200)           (75,490)
           Accounts payable                                                 (963,090)         1,129,879          4,816,370
           Construction payables                                            (561,849)           188,395            762,847
           Accrued utilities                                                 386,987            607,938              8,841
           Accrued expenses                                                  957,851          1,238,395            422,446
           Deferred rent                                                   1,736,553          1,091,462            134,266
                                                                       -------------      -------------      -------------
              Net cash provided by (used in) operating activities      $  (3,877,204)     $  (8,973,021)     $   2,380,423
                                                                       -------------      -------------      -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Purchase of fixed assets                                             (38,624,850)       (10,470,529)        (8,504,045)
    Proceeds from sale of fixed assets                                        94,253                 --                 --
    Net proceeds from sale-leaseback transactions                          6,827,018                 --                 --
    Acquisition of businesses, net of cash acquired                      (26,880,283)       (12,063,521)                --
    Capitalized interest                                                    (351,787)          (327,727)                --
                                                                       -------------      -------------      -------------
              Net cash used in investing activities:                   $ (58,935,649)     $ (22,861,777)     $  (8,504,045)
                                                                       -------------      -------------      -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Advances from shareholder                                                     --           (150,000)            93,600
    Payments of debt                                                     (47,689,160)           (23,974)          (294,973)
    Debt issuance costs paid                                              (6,016,805)                --            (65,000)
    Increase in debt                                                     104,156,083                 --                 --
    Proceeds from issuance of common stock warrants                        5,625,000                 --                 --
    Proceeds from issuance of stock                                        2,904,500                 --                 --
    Proceeds from stock subscriptions, net                                        --         39,897,927          6,745,000
    Stock issuance costs paid                                               (176,827)                --                 --
                                                                       -------------      -------------      -------------
              Net cash provided by financing activities                $  58,802,791      $  39,723,953      $   6,478,627
                                                                       -------------      -------------      -------------
Net increase (decrease) in cash and cash equivalents                      (4,010,062)         7,889,155            355,005
Cash and cash equivalents, beginning of period                             8,249,161            360,006              5,001
                                                                       -------------      -------------      -------------
Cash and cash equivalents, end of period                               $   4,239,099      $   8,249,161      $     360,006
                                                                       =============      =============      =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Stock subscriptions for issuance of redeemable preferred stock     $          --      $  40,940,927      $   6,745,000
    Equipment financed with long-term debt                             $   2,454,840      $  31,357,918      $   4,886,817
    Repurchase of common stock                                         $     199,999      $          --      $          --
    Accretion of mandatorily redeemable preferred stock                $     755,667      $   1,941,878      $          --
    Issuance of common stock (Series C repricing)                      $   1,459,000      $          --      $          --

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:
    Interest paid                                                      $   1,370,023      $   1,173,236      $      49,371

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

      SpinCycle, Inc. ("SpinCycle" or the "Company") is a specialty retailing company engaged in the coin laundry business. The Company currently operates 163 stores in 25 markets throughout the United States. The Company was incorporated under the laws of the state of Minnesota on October 10, 1995 and subsequently reincorporated under the laws of the State of Delaware. The Company was in the developmental stage from October 10, 1995 (inception) to June 30, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The financial statements include all accounts of SpinCycle. On October 1, 1997, the Company dissolved its wholly - owned subsidiary, Pinnacle Financial, Inc., a commercial equipment leasing company. This dissolution had no effect on the Company's financial statements.

FISCAL YEAR CHANGE

      As of December 1, 1997, the Company changed its fiscal year previously ended December 31 to a thirteen period fiscal year, comprised of thirteen four week periods ending on the last Sunday in December. This change in fiscal year-end had an immaterial effect on the Company's 1997 results of operations and financial condition.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash equivalents approximates fair value. At December 27, 1998, $223,441 of time deposits were pledged as collateral on outstanding letters of credit related to agreements in place with suppliers and as collateral for the Company's corporate office lease agreement.

CONCENTRATION OF RISK

      The Company places its cash with high quality credit institutions. At times, cash balances may be in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash balances.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

LANDLORD ALLOWANCES AND DEFERRED RENT

      Landlord allowances represent incentives received by the Company on certain of its store leases. Deferred rent represents the related unearned incentive recorded at lease inception and is amortized as a reduction to rent expense over the term of the related leases.

INVENTORY

      Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Capitalized amounts include expenditures, which materially extend the useful lives of existing facilities and equipment. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related assets, are charged to expense as incurred. During construction, the Company capitalizes interest monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. Interest capitalized during the years 1998, 1997, and 1996 was $351,787, $327,727, and $0, respectively.

DEPRECIATION AND AMORTIZATION

      Depreciation is provided principally on the straight-line method over the following useful lives:

                                                                Years
                                                                -----
Laundry equipment                                               7 to 15
Leasehold improvements                           Shorter of economic life or lease term.
Computer and office equipment                                      5
Store equipment (other than laundry equipment)                     5

GOODWILL

      Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 15 years. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the recoverability of goodwill and its other long-lived assets whenever a significant change in the business environment indicates that expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Accumulated amortization of goodwill amounted to $642,576 at December 27, 1998 and $30,000 at December 28, 1997.

REVENUE RECOGNITION

      The Company recognizes revenue upon performance of services.

STOCK COMPENSATION

      The Company measures compensation cost related to employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value based method of accounting is used for equity instruments issued to non employees for goods or services.

INCOME TAXES

      The Company accounts for income taxes under the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

      As a result of the current uncertainty as to the future realizability of the tax benefits associated with approximately $29.4 million of net operating losses incurred to date, no income tax benefit has been recorded in the financial statements.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. The Company incurred $1,026,193, $1,574,839 and $364,831 in advertising costs for the years ended December 27, 1998, December 28, 1997 and December 31, 1996, respectively.

PRE-OPENING COSTS

      The Company expenses pre-opening costs as incurred. The Company incurred $691,890, $456,920 and $472,811 in pre-opening costs during the years ended December 27, 1998, December 28, 1997 and December 31, 1996, respectively.

EARNINGS PER SHARE

      Net loss per common share is computed using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed by dividing the net loss applicable to holders of common stock by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the net loss by the weighted average number of common shares outstanding during the period adjusted for dilutive stock options and warrants and dilutive common shares assumed to be issued on conversion of preferred stock to common stock. Diluted EPS has not been presented as the computation is anti-dilutive due to the Company's net loss in each period. The number of common shares outstanding increased by 7,295 shares in April 1998 as a result of a re-pricing of the series C preferred stock offering (See Note 9).

RECLASSIFICATIONS

      For comparative purposes, certain prior year amounts in the Balance Sheet have been reclassified to conform to the current year presentation.

LIQUIDITY

      During fiscal 1998, the Company experienced a net loss of $24,655,068 and at December 27, 1998 had an accumulated deficit of $45,238,042. The Company's history of losses has been largely due to the large general and administrative infrastructure it put in place to handle the rapid growth it has experienced. Due to the addition of 93 stores in 1998, and recent implementation of new revenue generating and cost reduction programs, management believes that the Company will experience positive cash flow from operations during fiscal year 1999. The Company's management believes that the availability of funds from the Heller credit facility (see Note 7), operating revenues from its 163 units opened as of fiscal year end 1998, and the measures it has initiated to increase revenues and control operating and development costs will enable the Company to maintain operations for the foreseeable future.

3. SALE-LEASEBACK TRANSACTION

      On December 31, 1997, the Company entered into a sale-leaseback transaction with newly formed SpinDevCo, L.L.C. (SpinDevCo), a subsidiary of McMahon-Oliphant, Inc. SpinDevCo, McMahon-Oliphant, Inc. and their affiliates have no relationship or connection with the Company or any of its affiliates other than the transaction described in this note. Eleven properties consisting of land of $2.4 million and improvements of $4.0 million thereon that were previously acquired by the Company were sold to SpinDevCo for approximately $6.4 million, then leased back under an operating lease with a 20 year term. The Company received approximately $1.5 million in cash and a note in the principal amount of approximately $4.9 million, which was originally due and payable on April 30, 1998. The note was secured by mortgages on the properties. The transaction also required the Company to contribute in cash approximately $2,450,000 to be applied towards additional tenant improvements for the properties. SpinDevCo requested, and on May 30, 1998 the Company granted, an extension (the "Extended Note") of the maturity date of the note through September 30, 1998 in return for the payment of $125,000 of accrued interest and additional interest payments through that date. The purpose of this extension was to allow

SpinDevCo additional time to obtain the permanent financing with which to repay the Company's note. On October 15, 1998, the Company received approximately $4.9 million in cash from SpinDevCo in repayment of outstanding principal and interest on the Extended Note. Simultaneously, the Company purchased three sites from SpinDevCo for approximately $1.75 million in cash, the same amount for which it had previously sold them to SpinDevCo. The Company is currently operating stores at these three sites.

      The Company may seek to sell these properties. Management believes that after the sale, the properties will be subject to more favorable leases, including lower rental rates, than the leases the Company had with SpinDevCo. The transaction qualifies for sale-leaseback accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases -- Sale-Leaseback Transactions Involving Real Estate." No gain or loss was recognized on the sale.

4. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                               December 27,        December 28,
                                                  1998                 1997
                                              -------------       -------------
Leasehold improvements                        $  56,540,640       $  20,187,979
Laundry equipment                                40,412,479          27,474,138
Construction in progress                          2,566,227           4,694,175
Store equipment                                   5,882,432           1,906,795
Computer and office equipment                     7,038,919           2,584,918
                                              -------------       -------------
                                                112,440,697          56,848,005
    Less: Accumulated depreciation              (11,783,393)         (2,878,623)
                                              -------------       -------------
                                              $ 100,657,304       $  53,969,382
                                              =============       =============

      Effective June 15, 1998, the Company revised its estimate of the useful lives of its laundry equipment. Laundry equipment was previously depreciated over 10 years and those lives have now been changed to periods that range from seven up to 15 years. The useful life changes for laundry equipment were made to better reflect the estimated periods during which these assets will remain in service. The revised lives have been adopted for previously recorded assets and newly acquired assets. The effect of the change was a reduction to depreciation expense and a corresponding decrease to the net loss applicable to holders of common stock for the year ended December 27, 1998 of approximately $538,823, or $18.80 per share.

      Depreciation expense was $8,917,958, $2,310,647 and $568,280 for the years ended December 27, 1998, December 28, 1997 and December 31, 1996, respectively.

5. ACQUISITIONS

      During the year ended December 27, 1998, the Company acquired 40 existing coin laundry businesses for a total cash outlay of $26,880,283, net of cash acquired. These acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company recorded goodwill of $7,710,115 and did not assume any material liabilities of the sellers other than, in certain cases, assuming the leases of the related real property. Goodwill is amortized on a straight-line basis over 15 years.

      During the year ended December 28, 1997, the Company acquired 27 existing coin laundry businesses for a total cash outlay of $12,063,521, net of cash acquired. These acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company recorded goodwill of $6,180,839 and did not assume any material liabilities of the sellers other than, in certain cases, assuming the leases of the related real property. Goodwill is amortized on a straight-line basis over 15 years.

      The following unaudited pro forma information presents a summary of results of operations of the Company and the acquired coin laundry businesses as if the acquisitions had occurred January 1, 1997.

                                              YEAR ENDED            YEAR ENDED
                                           DECEMBER 27, 1998     DECEMBER 28, 1997
                                             ------------          ------------
                                              (UNAUDITED)           (UNAUDITED)
Net sales ..........................         $ 37,897,974          $ 25,524,222
Net loss ...........................         $(25,389,546)         $(16,273,242)
Net loss per common share ..........         $    (963.23)         $    (477.75)

      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and other intangible assets, and an increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1997 or of future results of operations of the entities.

6. OTHER ASSETS

      In connection with the issuance of the senior discount notes ("Notes"), as discussed in Note 7, the Company paid approximately $4,600,000 of debt issue costs, which are being amortized over the term of the Notes. The unamortized balance of these debt issue costs is included as a component of other assets on the Company's balance sheet at December 27, 1998.

7. LONG-TERM DEBT

      At December 27, 1998 and December 28, 1997, long-term debt included:


                                                    1998              1997
                                                -------------     -------------
12.75% Senior Discount Notes Due 2005
($144,990,000 principle amount), net of
unamortized discount .......................    $ 102,960,529     $          --

Raytheon Commercial Credit Facility;
interest at prime Plus 1.875%, paid in 1998                --        35,925,788

Other notes payable; interest at 11% due in
various installments through September 2001           471,498                --
                                                -------------     -------------
                                                  103,432,027        35,925,788
Less current portion .......................         (210,275)         (578,360)
                                                -------------     -------------
                                                $ 103,221,752     $  35,347,428
                                                =============     =============

      Long-term debt is scheduled to mature during future fiscal years as follows:

1999                                                                $    210,275
2000                                                                     208,917
2001                                                                      52,306
2002                                                                           0
2003                                                                           0
Thereafter                                                           144,990,000
                                                                    ------------
                                                                    $145,461,498
                                                                    ============

      On April 29, 1998, the Company completed the offering of $144,990,000 aggregate principal amount at maturity of 12.75% unsecured senior discount notes (the "Notes") and warrants (the "Warrants") to purchase 26,661 shares of the Company's common stock with an exercise price of $0.01 per share for gross proceeds to the Company of $100,001,053 (the "Offering"). The net proceeds from the Offering of approximately $96.8 million, net of underwriting expenses, were used principally to pay certain other expenses of the Offering , repay approximately $46.9 million in existing indebtedness, to provide funds for investment in new stores and for general corporate purposes. The Notes will mature on May 1, 2005. No cash interest will accrue on the Notes prior to May 1, 2001. The Notes will begin to accrue cash interest at a rate of 12.75% per annum commencing May 1, 2001, and cash interest will be payable thereafter on November 1 and May 1 of each year, commencing November 1, 2001. The Notes will be redeemable at the option of the Company, in whole or in part, on or after May 1, 2002, at the following redemption prices if redeemed during the 12-month period commencing on May 1 of the years set forth below:

                                                                      REDEMPTION
PERIOD                                                                   PRICE
------                                                                   -----
2002 .............................................................      106.375%
2003 .............................................................      103.188%
2004 and thereafter ..............................................      100.000%

      In addition, at any time and from time to time prior to May 1, 2001, the Company may redeem in the aggregate up to 35% of the Accreted Value of the Notes with the proceeds of one or more Public Equity Offerings following which there is a Public Market, at a redemption price of 112.75% of the Accreted Value to the date of redemption; provided, however, that at least $94.2 million of the aggregate principal amount of the Notes at maturity remain outstanding after any such redemption. Upon a Change of Control, each holder of the Notes (a "Holder") will have the right to require the Company to purchase all or any part of such Holder's Notes at a purchase price equal to 101% of the Accreted Value thereof, plus accrued and unpaid interest, if any, to the date of purchase.

      The Notes are senior, unsecured obligations of the Company ranking pari passu in right of payment of principal and interest with all other existing and future senior unsecured obligations of the Company and will rank senior to all future subordinated debt of the Company. The Notes will be effectively subordinated to all Secured Indebtedness of the Company, if any, to the extent of the value of the assets securing such indebtedness and to all indebtedness and other obligations (including trade payables) of the Company's future subsidiaries, if any. The Warrants will be exercisable at any time on or after the earlier of April 29, 1999 or 60 days after the consummation of an initial public offering of the Company's common stock, and will expire on May 1, 2005.

      Prior to the Offering, the Company had in place a $45.0 million credit facility from Raytheon Commercial Laundry, LLC ("Raytheon"), one of the largest commercial laundry equipment vendors, which had most recently provided the Company with approximately $30.0 million of equipment financing and $15.0 million of acquisition financing. This facility provided 100% financing for commercial laundry equipment purchases

(based upon list prices) and store acquisitions. The Company procured a bank credit facility with LaSalle National Bank ("LaSalle") in March 1998, which provided the Company with $15.0 million for acquisitions and general corporate purposes. On April 29, 1998, the Company repaid all indebtedness outstanding under these two facilities with the net proceeds from the Offering and terminated the related loan agreements (see Note 15.)

      On April 29, 1998, the Company also closed a secured revolving credit facility in the maximum principal amount of $40.0 million with Heller Financial, Inc. (the "Heller Facility"). As of August 1998, the Heller Facility was syndicated such that Heller is obligated to provide up to $25.0 million and FINOVA Capital Corporation ("FINOVA") is obligated to provide up to $15.0 million of the $40.0 million Heller Facility. The Heller Facility will mature on April 28, 2002 and is collateralized by a first priority security interest upon
(i) all of the Company's now owned and hereafter acquired real and personal property and all proceeds thereof and (ii) all general intangibles and other intangible assets (including, without limitation, trademarks and trade names) of the Company, if any, and proceeds thereof. The Company will be entitled to draw amounts under the Heller Facility, subject to availability pursuant to a borrowing base formula based upon income from store operations and net book value of laundry equipment, in order to fund ongoing working capital, capital expenditures and general corporate purposes. As of December 27, 1998, this borrowing base was approximately $18.8 million. The Heller Facility imposed various restrictions on the Company including minimum Mature Store average EBITDA, fixed charge coverage ratios, and the ability to incur additional debt. Effective December 27, 1998, the Company and Heller Financial executed an amendment to the Heller Facility that eliminated the minimum Mature Store average EBITDA and fixed charge coverage financial covenant requirements. In addition, the amendment modified the minimum unused availability to $10.0 million from the original amount of $15.0 million. As of December 27, 1998, the Company had no draws outstanding against this line of credit.

      Obligations under the Heller Facility shall bear interest with reference to either the "Base Rate" or the "LIBOR Rate," as determined by the Company at the time each such obligation is incurred. "Base Rate Loans" shall bear interest at the rate of 0.50% plus the greater of (a) the "Bank Prime Loan" rate published by the Board of Governors of the Federal Reserve System or (b) 0.50% plus the Federal Funds Effective Rate. "LIBOR Rate Loans" shall bear interest at the rate of 2.75% plus the rate determined by dividing (a) the rate at which U.S. dollar deposits for the relevant interest period are being offered based upon information presented on the Reuters Screen LIBOR Page as of 11:00 A.M. (London time) on the day which is two business days prior to the first day of such interest period by (b) 1.0 minus the aggregate (without duplication) of the rates (expressed as a decimal) of reserve requirements on the day which is two business days prior to the beginning of such interest period for Eurocurrency funding required to be maintained by a member bank of the Federal Reserve System, rounded to the nearest 1/16 of 1%.

      In addition to the Offering and the Heller Facility, the Company has entered into other debt agreements. On September 18, 1998, the Company entered into an agreement with PeopleSoft USA, Inc. ("PeopleSoft") for the purchase of a new accounting software system and the related hardware, installation and training fees. The transaction was financed through several installments of a note payable to Newcourt Financial USA, Inc. which will total $568,375. The Company will begin utilizing the software for substantially all of its accounting processes at the beginning of its fiscal 1999 second quarter. PeopleSoft has verified to the Company that its products are Year 2000 compliant. As of December 27, 1998, the Company had been charged for $462,521 of installments on this note. The note bears interest at a rate of 11% and is due in several installments, the last of which is due September 18, 2001. The note agreement contains no financial covenants.

8. INCOME TAXES

      Deferred income tax assets (liabilities) consist of the following:

                                                DECEMBER 27,       DECEMBER 28,
                                                    1998               1997
                                                ------------       ------------
Deferred tax assets:
      Net operating loss carryforwards ...      $ 11,771,636       $  7,019,952
      OID Interest .......................         3,016,241                 --
      Other ..............................           400,290            313,111
                                                ------------       ------------
                                                $ 15,188,167          7,333,063
                                                ------------       ------------
Deferred tax liabilities
      Depreciation .......................          (371,437)          (257,969)
      Other ..............................            (4,490)           (37,673)
                                                ------------       ------------
                                                    (375,927)          (295,642)
                                                ------------       ------------

Net deferred tax asset ...................        14,812,240          7,037,421
      Less:  valuation allowance .........       (14,812,240)        (7,037,421)
                                                ------------       ------------
                                                $         --       $         --
                                                ============       ============

      In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 27, 1998. The Company will consider release of the valuation allowance once profitable operations have been sustained.

      As of December 27, 1998, the Company had net operating loss carryforwards of approximately $29.4 million, which will begin to expire in 2011. In the event of a change in ownership as defined by section 382 of the Internal Revenue Code, a significant limitation may be imposed on the availability of the Company's net operating loss carryforwards. It is probable that the Company has experienced one or more ownership changes in 1996, 1997 and 1998 as a result of the Company raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred.

9. CAPITAL STOCK

      The Company has issued 76,974 shares of series A, 125,498 shares of series B, and 72,930 shares of series C convertible preferred stock (collectively, the Preferred Stock). Concurrently with the closing of the Offering, the redemption rights of the holders of the "Preferred Stock" were terminated. The previous put rights could have required the Company to purchase all of the Preferred Stock at any time after June 1, 2001, at a redemption price equal to the greater of the purchase price of the shares plus accrued but unpaid dividends, if any, or, the appraised value of the shares. The accreted value of the Preferred Stock at December 27, 1998 and December 28, 1997 was $50,845,810 and $48,792,805,
respectively.

      Holders of the Preferred Stock are entitled to one vote for each share held on all matters and do not have cumulative voting rights. Dividends on the preferred stock are payable only when declared by the Board of Directors and are not cumulative. Each share of the Preferred Stock is convertible into one share of common stock on a one-for-one basis and will be converted into common stock concurrently with a qualified public offering of the Company's common stock. The Company has reserved common shares equivalent to the outstanding preferred shares. The Preferred Stock has a liquidating preference over the common stock. In the event of liquidation, the holders of Preferred Stock are entitled to receive an amount equal to the price paid for the shares to the Company and participate on a pro rata basis with common stock shareholders for the remaining assets of the Company. In connection with the issuance of the Preferred Stock, the Company incurred approximately $1,043,000 of issuance costs.

      On April 14, 1998, 7,295 shares of the Company's common stock were issued to series C stockholders in connection with the re-pricing of the series C convertible preferred stock offering, originally priced at $220 per share. Pursuant to a stockholder consent dated March 18, 1998 and obtained as of April 14, 1998, the series C offering was converted to a unit offering, whereby each series C unit offered was comprised of ten shares of series C preferred stock and one share of common stock for $2,200 per unit. In accordance with existing authoritative guidance, the additional fair value of the consideration transferred to series C stockholders of $1,459,000 (i.e. the 7,295 shares of common stock issued in connection with the conversion of the original offering to a unit offering multiplied by $200 per share) has been treated as a return to series C stockholders. Accordingly, $1,459,000 has been deducted from the Company's net loss for the year-to-date period ended December 27, 1998 in determining the net loss applicable to common shareholders for the calculation of earnings per share.

      On June 30, 1997, the Company effected a one-for-twenty-five reverse stock split of its preferred and common stock. Per share par value did not change as a result of this event. Accordingly, all references to shares issued and outstanding in the financial statements have been retroactively restated to give effect to the stock split.

10. STOCK OPTIONS

      The SpinCycle, Inc. 1995 Amended and Restated Stock Option Plan (the "Plan") provides for the issuance of employee stock options. Under the provisions of the Plan, the Compensation and Organization Committee (the "Committee"), which is appointed by the Board of Directors of the Company has the discretion to determine, among other things, the employees to whom options may be granted; the number of options to be granted; the vesting period assigned to the options; and such other terms and conditions, consistent with the terms of the Plan, as the Committee deems appropriate. Substantially all options currently outstanding at December 27, 1998 vest ratably over a five year period from the date granted. The Committee also has the discretion to determine whether options granted shall be Incentive Stock Options ("ISOs") within the meaning of section 411 (a) of the Internal Revenue Code or non-qualified stock options. The Company has 69,270 shares of its common stock for issuance in connection with the Plan.

      During 1997, the Company's Board of Directors approved a similar stock option plan for non-employee directors (the "Director Option Plan"). As of December 27, 1998, 220 options have been granted under this plan. The Company has reserved 2,000 shares of its common stock for issuance in connection with this plan.

      The option price for all non-qualified stock options is also determined by the Committee, provided that in no event shall it be less than 85% of the fair market value of the stock at the time the option is granted. The option price for each option which is intended to qualify as an ISO shall be 100% of the fair market value of the stock at the time the option is granted (110% if the participant owns at least 10% of the stock immediately before the ISO is granted). A summary of option activity under both the Plan and the Director Option Plan for each of the three years in the periods ended December 31, 1996, December 28, 1997 and December 27, 1998 is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                       OPTION SHARES      PRICE
                                                         --------       --------
ACTIVITY DURING FISCAL YEAR 1996:
  Granted .........................................        10,616        $125.00
  Exercised .......................................            --             --
  Expired/terminated ..............................            --             --
                                                         --------       --------
Outstanding at December 31, 1996 ..................        10,616         125.00
ACTIVITY DURING FISCAL YEAR 1997:
  Granted .........................................        21,287         152.27
  Exercised .......................................            --             --
  Expired/terminated ..............................          (774)        178.29
                                                         --------       --------
Outstanding at December 28, 1997 ..................        31,129         142.33
ACTIVITY DURING FISCAL YEAR 1998:
  Granted .........................................        21,173         200.00
  Exercised .......................................            --             --
  Expired/terminated ..............................       (11,629)        146.84
                                                         --------       --------
Outstanding at December 27, 1998 ..................        40,673        $171.00
                                                         --------       --------

Exercisable at December 27, 1998 ..................         7,680        $153.23
Exercisable at December 28, 1997 ..................         6,456        $148.79
Exercisable at December 31, 1996 ..................            --             --

Weighted  average  grant-date  fair value
of options granted during fiscal 1998 .............        21,173        $ 45.27

Weighted  average  grant-date  fair value
of options granted during fiscal 1997 .............        21,287        $ 39.15

Weighted  average  grant-date  fair value
of options granted during fiscal 1996 .............        10,616        $ 19.83

      The following table summarizes information about our stock options outstanding as of December 27, 1998:

                                     Options Outstanding                         Options Exercisable
                     ---------------------------------------------------   -------------------------------
                       Number       Weighted -Average                        Number
   Range of          Outstanding        Remaining       Weighted-Average   Exercisable    Weighted-Average
Exercise Prices      at 12/27/98    Contractual Life     Exercise Price    at 12/27/98     Exercise Price
---------------      -----------    ----------------     --------------    -----------     --------------
  $  125.00            15,696             7.80             $   125.00         4,576          $  125.00
  $  200.00            24,977             9.44             $   200.00         3,104          $  200.00

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option agreements. Had compensation cost for the Company's agreements been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                1998              1997              1996
                                             ------------      ------------      ------------
Net loss -- as reported ................     $ 24,655,068      $ 13,795,509      $  3,893,923
Net loss -- pro forma ..................     $ 24,862,349      $ 13,924,560      $  3,928,908
Net loss per common share -- as reported     $    (937.60)     $    (412.76)     $    (117.42)
Net loss per common share -- pro forma .     $    (944.83)     $    (416.15)     $    (118.48)

      The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model applying the following assumptions:

                                           1998           1997           1996
                                           ----           ----           ----
Expected dividend yield                     0.00%          0.00%          0.00%
Risk-free interest rate                     5.26%          6.15%          5.82%
Expected life of options                  5 years        5 years        3 years

11. COMMITMENTS

      The Company leases substantially all of its stores and corporate offices under operating leases that are not cancelable. The leases expire at various dates through 2024. The Company has the option to extend the terms of the leases for periods ranging from five to 26 years. Certain leases require payment of property taxes, utilities, common area maintenance costs and insurance. Minimum lease payments due under the agreements for future fiscal years are as follows:

1999                                                                $ 10,119,471
2000                                                                  10,560,968
2001                                                                  10,377,308
2002                                                                   9,728,079
2003                                                                   9,227,240
Thereafter                                                            52,939,234
                                                                    ------------
                                                                    $102,952,300
                                                                    ============

      Rent expense totaled $7,280,216, $2,518,937, and $386,550 for the years ended December 27, 1998, December 28, 1997, and December 31, 1996, respectively.

      The Company has entered into employment agreements with two of its key executive officers. These agreements do not exceed four years in term, provide for a covenant not to compete for a term of one year subsequent to termination of the agreements, and provide for the payment of one year of base salary in the event that the employees are terminated.

12. EXECUTIVE SEVERANCE AGREEMENTS

      As a result of the resignation of the Company's former CEO and Chairman of the Board of Directors in January 1998, and in accordance with the terms of his employment agreement, the Company was obligated to pay this executive $400,000 over the remaining two-year term of his employment agreement. This amount, including related payroll taxes, was accrued at December 28, 1997. In addition, in March of 1998, the Company agreed to repurchase 18,019 shares of common stock owned by this executive for a sum of $200,000 to be paid as salary in the third year after his resignation. The current and long-term portions of this liability are included in accrued expenses and other liabilities, respectively, on the Company's balance sheet at December 27, 1998.

      In addition, the Company forgave a loan outstanding to the executive of $50,000, plus any interest accrued thereon. The expense associated with this forgiveness of debt is included in general and administrative expenses in the Company's statement of operations for the year ended December 28, 1997. This executive also relinquished rights to any stock options previously granted to him by the Company as well as his subordinate right of first refusal with respect to certain other common shares.

      In July 1998, the Company and Mr. Bruce Mosby, the Company's former Chief Operating Officer, agreed that Mr. Mosby would leave the Company's employ. Later, a legal dispute arose concerning his departure. In October 1998, the Company and Mr. Mosby agreed to submit their dispute regarding their employment separation agreement to mediation. While mediation did not resolve the matter, the dispute was settled in February 1999. As a result of the settlement, Mr. Mosby received $125,000 from the Company to be paid as salary over one year and another $170,000 from the Company's insurance carrier which was paid in February of 1999.

13. RELATED PARTY TRANSACTIONS

      Two directors of the Company are partners in a law firm that provides legal services to the Company. The Company paid approximately $2.3 million and approximately $400,000 in legal fees and costs to this firm during the fiscal years ended December 27, 1998 and December 28, 1997, respectively. No payments were made to this firm prior to 1997. The Company accrued approximately $339,000 as of December 27, 1998 for services that had been provided by this firm but were not yet billed. This amount is part of accrued liabilities on the Company's Balance Sheet.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts for cash and cash equivalents, landlord allowances, accounts payable and accrued expenses reported in the Company's balance sheet approximate fair value based on the short maturity of those instruments. The carrying value of the other note payable is a reasonable estimate of fair value as the risk is commensurate with the terms and collateral of the agreement. The fair value of the Company's publicly traded debt was approximately $68.1 million based on the bid prices in the public bond market as of December 27, 1998.

15. EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

      In connection with the termination of the Raytheon and LaSalle loan agreements (as discussed in Note 7), the Company recognized an extraordinary loss of approximately $334,000 for the write-off of the unamortized balance of debt issue costs related to these agreements. This amounted to a net loss per share amount of $11.64. There was no tax effect on this loss, based on the Company fully reserving against the deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the age and position of the executive officers and directors of the Company:

NAME                    AGE                      POSITION
----                    ---                      --------
Peter Ax                 39   Chief Executive Officer and Chairman of the Board
James R. Puckett         36   Chief Financial Officer
Christopher A. Lombardi  38   Chief Development Officer
Patrick H. Boyer         36   Chief Information Officer, Vice President, Finance
Matthew B. Campbell      42   Chief Operating Officer
John S. Banas, III       36   General Counsel
Alfredo Brener           47   Director
Dean Buntrock            67   Director
James E. Hutton          60   Director
John H. Muehlstein       44   Director
Peer Pedersen            74   Director
John Wallace             38   Director

      Peter L. Ax has been the Chief Executive Officer since January 1998 and the Chairman of the Board since March 1998. From December 1996 to January 1998 Mr. Ax was Chief Financial Officer and was Vice Chairman of the Board from December 1996 until March 1998. From March 1995 to December 1996, Mr. Ax served as Head of the Private Equity Division and Senior Vice President of Lehman Brothers. From March 1994 to March 1995, Mr. Ax was responsible for the private placement of fixed income securities on the fixed income syndicate desk at Lehman Brothers. From September 1991 to March 1994, Mr. Ax served in the Investment Banking Division of PaineWebber, Inc. Mr. Ax has a M.B.A. from The Wharton School at the University of Pennsylvania, a J.D. from the University of Arizona and a B.S. from the University of Arizona and is a C.P.A.

      James R. Puckett has been the Chief Financial Officer since May 1998. Previously he was Vice President of Corporate Development from May 1997 to May 1998. From June 1995 to May 1997, Mr. Puckett was a senior member of the Real Estate Finance Group in the Fixed Income Division of Donaldson, Lufkin & Jenrette, Inc. where he was responsible for underwriting debt securities. From July 1990 to May 1995, Mr. Puckett served in the Investment Banking Division of PaineWebber, Inc with responsibility for underwriting both equity and debt securities. Previously, Mr. Puckett served in the Corporate Finance Department of Drexel Burnham Lambert Incorporated where he was responsible for underwriting equity and debt securities and merger and advisory assignments. Mr. Puckett has a B.A. from the University of New Mexico.

      Christopher A. Lombardi has been the Chief Development Officer since March 1996. From May 1994 to March 1996, Mr. Lombardi served as Vice President of Development of Northstar Restaurants, Inc., a franchise area developer for Boston Chicken, Inc., where he coordinated and directed the real estate selection and construction in developing 54 stores in 22 months. From May 1990 to May 1994, Mr. Lombardi served as Franchise Operations Manager for Blockbuster Video, Inc. During his four years at Blockbuster, Mr. Lombardi's territory grew from 29 to 79 stores in the Midwestern United States and western Canada. Mr. Lombardi has a B.A. from the University of Chicago.

      Patrick H. Boyer has been the Chief Information Officer and Vice President, Finance since May 1998. He was Chief Financial Officer from March 1998 to May 1998. Previously, Mr. Boyer was the Chief Information Officer from March 1996 until March 1998 and was the Vice President of Finance from March 1996 to August 1997. From July 1994 to March 1996, Mr. Boyer was President of Portable Systems Solutions, Inc., a management information systems consulting firm. From August 1992 to June 1994, Mr. Boyer was National Sales Manager for Lisa Frank, Inc., a stationery and school supply manufacturer. Previously, Mr. Boyer had been Controller at Hogue Printing, Inc. and worked at Arthur Andersen and Co. and Andersen Consulting. Mr. Boyer has a M.B.A. from the University of Missouri and a B.A. from Trinity University.

      Matthew B. Campbell has been Chief Operating Officer since February 1999. Previously, he was Vice President, Operations from July 1998 to February 1999. From November 1997 to July 1998 he was Chief Learning Officer. From September 1990 through November 1997 Mr. Campbell was employed by Thorn Americas where he served as the Senior Director of Training, Management and Development. Prior to joining Thorn Americas, Mr. Campbell served as a professor of Political Science at Troy State University. Mr. Campbell has a B.A. from Southwest Texas State University, an M.A. from the University of Toledo and a Ph.D. (ABD) from the University of Virginia.

      John S. Banas, III has been General Counsel since July 1998. Previously, Mr. Banas served as Senior Corporate Counsel for Lam Research Corp. from December 1995 to January 1998. From October 1992 to December 1995, Mr. Banas was an associate at the law firm of Wilson, Sonsini, Goodrich & Rosati. Mr. Banas has a J.D. from Northwestern University School of Law and a B.A. from Tufts University.

      Alfredo Brener has been a Director since June 1996. Since 1987 Mr. Brener has been President and Chief Executive Officer of Breco Holdings, Inc., a Houston-based diversified holding company. Mr. Brener is the former Chairman of the Board of Boys Market, Inc., a Los Angeles-based supermarket chain; Grupo Mexicano de Video, S.A. de C.V., the Blockbuster Mexico franchisee; Discovery Zone de Mexico, S.A. de C.V., the Discovery Zone Mexico franchisee; and a director of Fiesta Mart Supermarket, a Houston-based supermarket chain. Mr. Brener is also a director of E-Stamp Corp. and Chairman of the Board of Super Stand Entertainment Co.

      Dean Buntrock has been a Director since January 1998. Mr. Buntrock was the founder and Chairman of the Board of Waste Management, Inc. from 1968 to July 1997 and was its Chief Executive Officer from 1968 until June 1996 and from February 1997 until August 1997. Mr. Buntrock was Chairman of the Board of Wheelabrator Technologies, Inc. from March 1997 until December 1997. Mr. Buntrock was also a director of Boston Chicken, Inc., WM International, First National Bank of Chicago and Stone Container Corp.

      James E. Hutton has been a Director since April 1996. Since June 1993, Mr. Hutton has been Vice President of Operations for Burrel Professional Labs, Inc. Mr. Hutton serves on the boards of C.N. B. Bancshares Inc. Savings Bank; North Coast Distributing Company, a Miller Beer distributor; and T. P. Orthodontics, a manufacturer of orthodontic prosthesis devices. From 1973 to 1993, Mr. Hutton was a tax partner with Geo. S. Olive & Co., a public accounting firm. Previously, Mr. Hutton was with the accounting firm of Dogan, Roby & Company. Mr. Hutton is a C.P.A.

      John H. Muehlstein has been a Director since April 1997. Since 1986, Mr. Muehlstein has been a partner of Pedersen & Houpt, P.C., Chicago, Illinois, counsel to the Company. Mr. Muehlstein's practice focuses on private capital transactions and corporate finance. Mr. Muehlstein is a director of Blue Rhino Corporation and Einstein/Noah Bagel Corp. Mr. Muehlstein is a nephew of Mr. Pedersen, another of our directors.

      Peer Pedersen has been a Director since November 1997. Mr. Pedersen has been a partner of the law firm Pedersen & Houpt, P.C. for the past 40 years and is its Chairman and Managing Partner. Mr. Pedersen is also a director of Boston Chicken, Inc., Tennis Corporation of America, Extended Stay America, Inc. and Spraying Systems Co. Mr. Pedersen is an uncle of Mr. Muehlstein, another of our directors.

      John Wallace has been a Director since June 1996. From June 1996 to September 1997, Mr. Wallace was a Regional Vice President -- Real Estate for the Company. From March 1994 to March 1996, Mr. Wallace served as a Director in the Corporate Finance/Merchant Banking Department at First Southwest Company. In

1986, Mr. Wallace founded and, from 1986 to 1989, he served as the President of Houston Video Enterprises, which had the rights to Blockbuster Video franchises for the Houston area. During this period Mr. Wallace assisted with the opening of 12 company-owned video superstores and 40 additional franchise stores. In 1990, Mr. Wallace and several equity partners formed Grupo Mexicano de Video, S.A. de C.V. which held the franchise rights to Blockbuster Video in Mexico. Mr. Wallace served as the General Director from 1990 through 1993, during which time Grupo Mexicano de Video opened in excess of 80 stores throughout Mexico.

ITEM 11. EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following table sets forth the compensation we paid during the years ended December 27, 1998, December 28, 1997 and December 31, 1996 to the Company's Chief Executive Officer and our four other executive officers with annual compensation of $100,000 or more (collectively, the "Named Executive Officers"). We did not grant stock appreciation rights to any Named Executive Officer during the year ended December 27, 1998.

                                                            ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                                 -----------------------------------------      -----------------------------
                                                                                                SECURITIES
                                                                                 OTHER          UNDERLYING
                                                                                 ANNUAL            STOCK          ALL OTHER
                                     FISCAL      SALARY         BONUS         COMPENSATION        OPTIONS        COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR        ($)           ($)(1)           ($)(2)           (#)(3)              ($)
---------------------------           ----        ---           ------           ------          -------              ---
Peter L. Ax                           1998       252,007             0                 0 (4)       3,000               0
  Chief Executive Officer and         1997       150,000       450,000 (5)             0 (4)       8,038 (6)(7)
  Chairman                            1996             0             0                 0               0

James R. Puckett                      1998       161,574             0                 0 (4)       2,320 (8)           0
  Chief Financial Officer             1997        77,885        25,000                 0 (4)       1,720 (8)
                                      1996             0             0                 0

Christopher A. Lombardi               1998       147,884             0                 0 (4)       2,038 (6)           0
  Chief Development Officer           1997       110,640        25,000            32,300               0
                                      1996        79,414        20,000                 0 (4)       2,000

Patrick H. Boyer                      1998       135,946             0                 0 (4)       2,038 (6)           0
  Chief Information Officer           1997        86,650        25,000            40,700               0
                                      1996        67,965        16,875                 0           2,000

Matthew B. Campbell                   1998       128,076             0                 0 (4)       1,400               0
  Chief Operating Officer             1997        13,846        21,000                 0             600
                                      1996             0             0                 0

----------
(1) Bonuses, unless otherwise noted, are recorded in the year earned. As of year-end 1998, we accrued, but as of March 21, 1999 had not paid, $490,518 for bonuses for all employees for fiscal 1998.

(2) The amounts presented for each of the Named Executive Officers are comprised primarily of relocation compensation related to SpinCycle's move to Arizona and automobile allowances.

(3) All of the options granted to the Named Executive Officers were granted under the 1995 Option Plan. The options granted were for shares of our common stock. Unless otherwise noted, the options granted to the Named Executive Officers vest 20% on each anniversary of the grant.

(4) Received perquisites and other personal benefits in addition to salary, cash bonuses and other annual compensation. The amounts of such perquisites and other personal benefits are not shown because the aggregate amount of such compensation, if any, did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(5) In April 1997, we paid Mr. Ax $400,000 for services rendered prior to joining SpinCycle in connection with the private offer and sale of the our series B convertible preferred stock. Mr. Ax was engaged by us in lieu of engaging an investment bank as the placement agent. Mr. Ax was also paid a bonus fee 1997 of $50,000.

(6) Each of Messrs. Ax, Lombardi and Boyer were granted fully vested options to purchase 38 shares of common stock in connection with their respective agreements to relocate to Arizona.

(7) As a founder of SpinCycle, Mr. Ax was granted an option to purchase 8,000 shares of common stock at $125.00 per share. These options vest over time upon attaining certain performance goals, provided, however, that if such goals are not attained by December 15, 2001 such options shall be fully vested.

(8) Mr. Puckett was granted fully vested options to purchase 520 shares of common stock for store acquisitions closed in 1997 and fully vested options to purchase 320 shares of common stock for store acquisitions closed in 1998, while he was Vice President, Corporate Development.

OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

      The following information is furnished for the year ended December 27, 1998 with respect to the named executive officers for stock options which were granted in April, July and October 1998 under the Stock Incentive Plan.

                           NUMBER OF
                           SECURITIES     % OF TOTAL
                           UNDERLYING       OPTIONS
                            OPTIONS         GRANTED       EXERCISE                 GRANT DATE
                           GRANTED IN     TO EMPLOYEES      PRICE     EXPIRATION     PRESENT
NAME                         1998(1)        IN 1998       PER SHARE     DATE(1)     VALUE(2)
----                         -------        -------       ---------     -------     --------
Peter L. Ax                  3,000 (3)        14.25%       $200.00       7/21/08     140,664

James R. Puckett               320 (4)         1.52%       $200.00        7/9/08      15,004
                             1,000 (3)         4.75%       $200.00       7/21/08      46,888
                             1,000 (5)         4.75%       $200.00      10/23/08      40,185

Christopher A. Lombardi      1,000 (3)         4.75%       $200.00       7/21/08      46,888
                             1,000 (5)         4.75%       $200.00      10/23/08      40,185

Patrick H. Boyer             1,000 (3)         4.75%       $200.00       7/21/08      46,888
                             1,000 (5)         4.75%       $200.00      10/23/08      40,185

Matthew B. Campbell          1,000 (3)         4.75%       $200.00       7/21/08      46,888
                               400 (5)         1.90%       $200.00      10/23/08      16,074

(1) Under the terms of the Stock Incentive Plan, options are granted at fair market value and may be exercised with respect to vested shares only after the expiration of one year from the date of grant. Unless otherwise stated options become exercisable over a five years, one fifth on each anniversary of the grant date. Options have a term of ten years and generally terminate (i) one hundred eighty days following an optionee's death or disability, (ii) ninety (90) days after termination of employment, or (iii) immediately upon dissolution, liquidation, merger or consolidation ("Change in Control") but the optionee has thirty (30) days prior to such Change in Control to exercise.

(2) The value has been calculated using a variation of the Black-Scholes stock option valuation methodology. The applied model used the grant dates of April 15, July 9, July 21 and October 23, 1998 with an option price of $200.00. In addition, for the April 15, 1998 grant date it assumed a stock price volatility of 0%, a risk-free rate of return of 5.615% and a dividend of $0.00 per year. For the July 9, 1998 grant date, the additional assumptions were a stock price volatility of 0%, a risk-free rate of return of 5.488% and a dividend of $0.00 per year. For the July 21, 1998 grant date, the additional assumptions were a stock price volatility of 0%, a risk-free rate of return of 5.488% and a dividend of $0.00 per year. For the October 23, 1998 grant date, the additional assumptions were a stock price volatility of 0%, a risk-free rate of return of 4.588% and a dividend of $0.00 per year.

(3) Stock options granted on July 21, 1998, which begin vesting 20% per year beginning on July 21, 1999.

(4) Stock options granted on July 9, 1998 which become exercisable on July 9, 1999 and vest immediately.

(5) Stock options granted on October 23, 1998 which begin vesting 20% per year beginning on October 23, 1999.

      The following table sets forth certain information with respect to the value of the stock options held by the Named Executive Officers at December 27, 1998. No Named Executive Officer exercised any stock options or stock appreciation rights during the year ended December 27, 1998 or had any stock appreciation rights outstanding at December 27, 1998.

                          FISCAL YEAR END OPTION VALUES

                              NUMBER OF SECURITIES             VALUE OF
                                  UNDERLYING                  UNEXERCISED
                                  UNEXERCISED                IN-THE-MONEY
                                  OPTIONS AT                     OPTIONS
                                  DECEMBER 27,               AT DECEMBER 27,
                                   1998(#)(1)                   1998($)(2)
                             ----------------------       ----------------------
                              VESTED       UNVESTED        VESTED       UNVESTED
                             --------      --------       --------      --------
Peter L. Ax                      38(3)      11,000(4)          --        600,000
James R. Puckett              2,040(5)       2,000             --             --
Christopher A. Lombardi         838(3)       3,200         60,000         90,000
Patrick H. Boyer                838(3)       3,200         60,000         90,000
Matthew B. Campbell             120          1,880             --             --

----------
(1) All of the options granted to the Named Executive Officers were granted under the 1995 Option Plan. The options granted were for shares of our common stock. Unless otherwise noted, the options granted to the Named Executive Officers vest 20% on each anniversary of the grant.

(2) Options to purchase 8,000 shares of common stock were granted to Mr. Ax and options to purchase 2,000 shares of common stock were granted to each of Messrs. Lombardi and Boyer. These options have an exercise price of $125.00 per share. The balance of the options granted to the Named Executive Officers are exercisable at a price of $200.00 per share.

(3) Each of Messrs. Ax, Lombardi and Boyer were granted fully vested options to purchase 38 shares of common stock in connection with their respective agreements to relocate to Arizona.

(4) 8,000 of Mr. Ax's options vest upon attainment of certain performance goals, provided, however that if such goals are not attained by December 15, 2001, such options shall be fully vested.

(5) Mr. Puckett was granted fully vested options to purchase 2,040 shares of common stock in connection with his employment agreement.

DIRECTOR COMPENSATION; NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      Currently, our directors receive no cash compensation for serving on the Board of Directors. They do, however, receive reimbursement for expenses reasonably incurred in connection with their service to us as directors. In 1997, we adopted a non-employee director stock option plan (the "Director Option Plan") to attract and compensate our non-employee directors. The Director Option Plan was approved by our stockholders in June 1997. We have reserved 2,000 shares of common stock for issuance under the Director Option Plan effective upon the consummation of the senior discount notes offering. Pursuant to the plan, all non-employee directors as of the effective date of the Director Option Plan (July 1, 1997) and as of the first board meeting after the annual stockholders meeting of each year beginning in 1998, are entitled to a grant of options to purchase 20 shares of common stock at a price per share equal to the fair market value per share of the common stock as of the grant date. The initial grants under the plan vested immediately; subsequent grants vest over three years on each anniversary of the grant dates. As of December 27, 1998 options to purchase 220 shares have been granted under the Director Option Plan. Of the 220 stock options granted, 20 options were forfeited during 1998, 80 options are vested as of December 27, 1998 and the other 120 options vest over three years, one third on each anniversary of the grant date of July 1, 1998.

EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with each of Messrs. Ax and Lombardi. Mr. Ax's agreement, effective as of December 1, 1996 has a term of four years with automatic one year extensions thereafter, subject to the provision of at least six months written notice by either party. The agreement includes a one year post-termination non-competition clause. If Mr. Ax is terminated by SpinCycle for any other reason except for "cause" as defined in the agreement, Mr. Ax is entitled to salary and benefits for the remainder of the term of the agreement, including any bonuses accrued but unpaid as of the date of termination. In the event of a merger, consolidation or sale of all or substantially all of our assets, or a reorganization or recapitalization pursuant to which at least a majority of the equity investment and voting control is the same as ours, then we may assign our obligations under the agreement to the surviving or purchasing entity. The terms of the employment agreement between SpinCycle and Mr. Lombardi are substantially the same as with Mr. Ax except that upon termination other than for "cause" Mr. Lombardi is entitled to salary and benefits for only one year.

1995 AMENDED AND RESTATED STOCK OPTION PLAN

      We adopted a stock option plan in 1995, which was amended and restated in 1997 (the "1995 Option Plan"), to attract, retain and motivate selected employees and officers. The 1995 Option Plan was approved by our stockholders in June 1997. Pursuant to the 1995 Option Plan, options to purchase up to 69,270 shares of our common stock may be granted to our employees or consultants. The 1995 Option Plan is administered by the Compensation Committee which determines the persons who are to receive options and the number of shares subject to each option. As of December 27, 1998, options covering an aggregate of 40,473 shares of common stock were outstanding, of which 7,680 were vested and none had been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 21, 1999 by (i) each person known by us to own beneficially more than 5% of our capital stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our executive officers and directors as a group.

                                                        NUMBER OF SHARES   PERCENT OF
                                                        OF CAPITAL STOCK     VOTING
                                                          BENEFICIALLY       RIGHTS
NAME                                                        OWNED (1)
----                                                        -------          -----
DIRECTORS AND EXECUTIVE OFFICERS:
Dean Buntrock(2) ....................................        25,675           8.47%
Peer Pedersen(3) ....................................        25,351           8.36
Peter L. Ax(4)(13) ..................................         8,655           2.85
John Wallace(5) .....................................         3,560           1.17
Patrick H. Boyer(6)(13) .............................         2,438              *
Christopher A. Lombardi(7)(13) ......................         2,438              *
James R. Puckett(8)(13) .............................         2,040              *
James E. Hutton(9) ..................................         1,073              *
John H. Muehlstein(10) ..............................           804              *
Mathew B. Campbell(11)(13)  .........................           120              *
Alfredo Brener(12) ..................................            20              *
                                                            -------          -----
    Total for Directors and Executive Officers ......        72,174          23.79%
                                                            =======          =====
Other Beneficial Owners:
Howard C. Warren(14) ................................        23,681           7.81
William Farley(15) ..................................        21,420           7.07
                                                            -------          -----
    Total for All Beneficial Owners (16
       persons) .....................................       117,275          38.67%
                                                            =======          =====

----------

* Less than 1%.

(1) Includes shares of common stock, series A stock, series B stock, series C stock, vested options to purchase common stock and options to purchase common stock, which will vest within 60 days of March 29, 1999.

(2) Includes 2,096.5 shares of series C stock and 432 shares of common stock held by Mr. Buntrock, 386 shares of series A stock and 2,421 shares of series B stock held by Mr. Buntrock's wife, and 772 shares of series A stock, 4,842 shares of series B stock, 11,366 shares of series C stock and 1,137 shares of common stock held by The Butterfield Group L.L.C., of which Mr. Buntrock's wife is the manager; 2,222.5 shares of series C stock held by Big Sky Limited Partnership, of which Mr. Buntrock is the sole general partner. The business address of Mr. Buntrock is Oakbrook Terrace Tower, One Tower Lane, Suite 2242, Oakbrook Terrace, Illinois 60181.

(3) Includes 4,352 shares of series A stock, 9,684 shares of series B stock, 9,559 shares of series C stock and 1,756 shares of common stock. The business address of Mr. Pedersen is 161 North Clark Street, Suite 3100, Chicago, Illinois 60601.

(4) Includes 450 shares of series C stock, 8,167 shares of common stock and vested options to purchase 38 shares of common stock held by Mr. Ax.

(5) Includes 2,880 shares of series A stock and vested options to purchase 680 shares of common stock held by Mr. Wallace. The business address of Mr. Wallace is 3624 Piping Rock, Houston, Texas 77027.

(6) Includes 1,200 shares of common stock and vested options to purchase 1,238 shares of common stock held by Mr. Boyer.

(7) Includes 1,200 shares of common stock and vested options to purchase 1,238 shares of common stock held by Mr. Lombardi.

(8) Includes vested options to purchase 2,040 shares of common stock held by Mr. Puckett.

(9) Includes 800 shares of series A stock, 230 shares of series C stock, 23 shares of common stock and vested options to purchase 20 shares of common stock held by Mr. Hutton. The business address of Mr. Hutton is 1311 Merrilville Road, Crown Point, Indiana 46307.

(10) Includes 484 shares of series B stock, 273 shares of series C stock and 27 shares of common stock held jointly by Mr. Muehlstein and his wife. Mr. Muehlstein also has vested options to purchase 20 shares of common stock. Mr. Muehlstein's business address is 161 North Clark Street, Suite 3100, Chicago, Illinois 60601.

(11) Includes vested options to purchase 120 shares of common stock held by Mr. Campbell.

(12) Includes vested options to purchase 20 shares of common stock held by Mr. Brener. The business address of Mr. Brener is 5298 Memorial Drive, Houston, Texas 77007.

(13) The address of each such person is 15990 N. Greenway/Hayden Loop, Suite 400, Scottsdale, Arizona 85260.

(14) Includes 4,351 shares of series A stock, 9,684 shares of series B stock, 8,769 shares of series C stock and 877 shares of common stock. Mr. Warren's business address is c/o Absolute Ventures, 420 Green Bay Road, Suite 103, Kenilworth, Illinois 60043.

(15) Includes 579 shares of series A stock, 3,632 shares of series B stock, 1,136 shares of series C stock and 114 shares of common stock held by the Fruit of the Loom, Inc. Senior Executive Officer Deferred Compensation Trust of which Mr. Farley is the sole member of the Pension Investment Committee of the Board of Directors of Fruit of the Loom, Inc., which maintains sole voting power and investment power over these shares; 386 shares of series A stock and 2,421 shares of series B stock held by the Retirement Program of Farley Inc. of which Mr. Farley is the sole member of the Pension Investment Committee; 579 shares of series A stock, 3,632 shares of series B stock, 3,410 shares of series C stock and 341 shares of common stock held by Velocity Capital LLC of which Mr. Farley is the sole member; 2,273 shares of series C stock and 227 shares of common stock held by the Fruit of the Loom Pension Trust of which Mr. Farley is the sole member of the Pension Investment Committee that has sole voting power and investment power over these shares; and 370 shares of series A stock and 2,320 shares of series B stock held by the Acme Boot Company, Inc. Pension Plan of which Mr. Farley is the sole member of the Investment Committee. Mr. Farley's business address is 233 South Wacker Drive, Chicago, Illinois 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April 1998, Messrs. Buntrock and Pedersen, either directly or through their affiliates, purchased $1,950,300 and $2,000,020, respectively, of series C units, comprised of series C stock and shares of common stock.

      Messrs. Muehlstein and Pedersen are partners and members of the management committee of the law firm of Pedersen & Houpt, P.C., which has served as counsel to the Company since March 1997. In that connection, the firm has been paid fees for services rendered. For Pedersen & Houpt's most recently completed fiscal year (November 1, 1997 through October 31, 1998), we paid approximately $1.7 million in fees.

      As part of our settlement of our former chief operating officer's claim against us, we agreed to seek out a buyer for his 800 shares of our common stock. Mr. Pedersen, one of our directors and the managing partner of our outside counsel, purchased those shares in a private transaction on March 12, 1999, for $120,000.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibit 27.1

(b) Report on Form 8-K dated February 21, 1999 regarding second amendment to Heller Credit Facility including Exhibit 10.

(c)   None

(d)   None

      The Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    SPINCYCLE, INC.


Date: March 29, 1999                By   /s/ James R. Puckett
                                         ------------------------------
                                         James R. Puckett
                                         Chief Financial Officer

                                INDEX TO EXHIBITS


1.    Exhibit 27.1