Form 10-Q
period 1999-03-21
SPINCYCLE INC
filed 1999-05-05
CIK 1010235

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 21, 1999

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                        Commission file number 333-57883

                                 SPINCYCLE, INC
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      41-1821793
     (State of Incorporation)               (I.R.S. Employer Identification No.)

15990 N. Greenway Hayden Loop, Suite #400, Scottsdale, Arizona          85260
                      (Address of principal executive offices)        (Zip Code)

                                 (480) 707-9999
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of April 30, 1999, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.

INDEX                                                                      PAGE

PART I - FINANCIAL INFORMATION.............................................. 3

Item 1.       Financial Statements.........................................  3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk... 14

PART II - OTHER INFORMATION................................................ 15

Item 1.       Legal Proceedings............................................ 15

Item 2.       Changes in Securities and Use of Proceeds.................... 15

Item 3.       Defaults Upon Senior Securities.............................. 15

Item 4.       Submission of Matters to a Vote of Security Holders.......... 15

Item 5.       Other Information............................................ 15

Item 6.       Exhibits and Reports on Form 8-K............................. 15

                                 SPINCYCLE, INC.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                     MARCH 21,         DECEMBER 27,
                                                                       1999               1998
                                                                   -------------      -------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                        $   3,161,248      $   4,239,099
  Landlord allowances                                                  1,049,088            781,628
  Prepaid expenses                                                       245,195            582,006
  Inventory                                                              249,875            112,964
  Land held for sale-leaseback                                         2,194,533          2,194,533
  Other current assets                                                   661,910            687,483
                                                                   -------------      -------------
    Total current assets                                               7,561,849          8,597,713

Property and equipment, net                                          103,486,575        100,657,304
Goodwill, net                                                         13,466,149         13,610,471
Other assets                                                           5,246,049          5,390,972
                                                                   -------------      -------------
    Total assets                                                   $ 129,760,622      $ 128,256,460
                                                                   =============      =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   4,546,975      $   4,986,996
  Construction payables                                                       --            389,393
  Accrued utilities                                                      883,328          1,003,766
  Accrued expenses                                                     1,752,876          2,626,384
  Current portion of deferred rent                                       478,516            311,557
  Current portion of long-term debt                                      281,804            210,275
                                                                   -------------      -------------
    Total current liabilities                                          7,943,499          9,528,371

Long-term debt                                                       112,207,406        103,221,752
Deferred rent                                                          3,062,154          2,650,724
Other liabilities                                                        131,731            192,308
                                                                   -------------      -------------
    Total liabilities                                                123,344,790        115,593,155
                                                                   -------------      -------------

Shareholders' equity:
  Series A, Series B and Series C convertible preferred stock,
    $.01 par value, 370,000 shares authorized, 275,402
    shares issued and outstanding at December 27, 1998                50,845,810         50,845,810
  Common stock, $.01 par value, 630,000 shares authorized,
    27,763 shares issued and outstanding                                     278                278
  Common stock warrants                                                5,625,000          5,625,000
  Additional paid-in capital - common stock                            1,439,859          1,430,259
  Accumulated deficit                                                (51,495,115)       (45,238,042)
                                                                   -------------      -------------
    Total shareholders' equity                                         6,415,832         12,663,305
                                                                   -------------      -------------

    Total liabilities and shareholders' equity                     $ 129,760,622      $ 128,256,460
                                                                   =============      =============

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF OPERATIONS

                                                                    QUARTERS ENDED
                                                            ------------------------------
                                                              MARCH 21,         MARCH 22,
                                                                1999              1998
                                                            ------------      ------------
Revenues                                                    $ 11,605,515      $  5,270,794
Cost of revenues -- store operating expenses, excluding
  depreciation and amortization                                8,711,615         4,235,014
                                                            ------------      ------------
  Gross operating profit                                       2,893,900         1,035,780

Preopening costs                                                 113,372            90,765
Depreciation and amortization                                  3,151,607         1,274,070
Selling, general and administrative expenses                   2,515,957         2,173,530
Loss on disposal of property & equipment                          31,500                --
                                                            ------------      ------------
  Operating loss                                              (2,918,536)       (2,502,585)

Interest income                                                   37,126           125,898
Interest expense, net of amount capitalized                   (3,375,663)         (846,319)
                                                            ------------      ------------
  Net loss                                                  $ (6,257,073)     $ (3,223,006)
Accretion of redeemable preferred stock                               --          (528,967)
                                                            ------------      ------------
  Net loss applicable to holders of common stock            $ (6,257,073)     $ (3,751,973)
                                                            ============      ============
Net loss per common share (both basic and diluted):
  Net loss applicable to holders of common stock            $    (225.37)     $    (111.82)
                                                            ============      ============
Weighted average number of common shares outstanding              27,763            33,553
                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        QUARTERS ENDED
                                                                 ------------------------------
                                                                   MARCH 21,         MARCH 22,
                                                                     1999              1998
                                                                 ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                       $ (6,257,073)     $ (3,223,006)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                  3,151,607         1,274,070
     Loss on disposal of property and equipment                        31,500                --
     Amortization of debt issuance costs                              256,514                --
     Amortization of discount on long-term debt                     3,123,966                --
     Changes in assets and liabilities:
       Landlord allowances                                           (267,460)         (249,425)
       Prepaid expenses                                               336,811            29,213
       Inventory                                                     (136,911)          (12,196)
       Other current assets                                            25,573           412,562
       Other assets                                                   (36,177)          (35,976)
       Accounts payable                                              (440,021)       (3,152,454)
       Construction payables                                         (389,393)         (708,746)
       Accrued utilities                                             (120,438)          103,181
       Accrued expenses and other liabilities                        (934,085)        2,126,622
       Deferred rent                                                  578,389           860,795
                                                                 ------------      ------------
         Net cash provided by (used in) operating activities     $ (1,077,198)     $ (2,575,360)
                                                                 ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of fixed assets                                         (5,613,837)       (7,451,206)
  Proceeds from sale of fixed assets                                    2,000                --
  Net proceeds from sale-leaseback transactions                            --         1,457,542
  Acquisition of businesses, net of cash acquired                          --        (5,036,300)
  Capitalized interest                                                (79,186)          (87,152)
                                                                 ------------      ------------
         Net cash used in investing activities:                  $ (5,691,023)     $(11,117,116)
                                                                 ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of debt                                                    (79,477)          (93,344)
  Debt issuance costs paid                                           (129,753)         (306,447)
  Increase in debt                                                  5,890,000         7,331,406
  Proceeds from stock subscriptions                                                   2,904,500
  Stock issuance costs paid                                             9,600                --
                                                                 ------------      ------------
         Net cash provided by financing activities               $  5,690,370      $  9,836,115
                                                                 ------------      ------------
Net increase (decrease) in cash and cash equivalents               (1,077,851)       (3,856,361)
Cash and cash equivalents, beginning of period                      4,239,099         8,249,161
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $  3,161,248      $  4,392,800
                                                                 ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Equipment financed with long-term debt                         $    122,694      $  1,327,876
  Sale-leaseback financed with note receivable                   $         --      $  4,930,381
  Accretion of mandatorily redeemable preferred stock            $         --      $    528,967

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:
  Interest paid                                                  $         --      $    620,838

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED CONSOLIDATED FINANCIAL INFORMATION - BASIS OF PRESENTATION

       The unaudited financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the audited financial statements for the year ended December 27, 1998 and notes thereto included in the Form 10-K of SpinCycle, Inc. (the "Company") filed with the Securities and Exchange Commission ("SEC") on March 29, 1999. This information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods reported. These adjustments are of a normal and recurring nature.


2.  UNAUDITED INTERIM RESULTS OF OPERATIONS

       The results of operations for the periods ended March 21, 1999 and March 22, 1998 are not necessarily indicative of the results to be expected for a full fiscal year.


3.  COMPANY EXPANSION

       During the quarter ended March 21, 1999, the Company opened nine stores in five cities, all of which were developed stores. As of March 21, 1999 the Company had opened or acquired 172 stores in 25 markets throughout the United States and had three stores under construction.


4.   EARNINGS PER SHARE

       Net loss per common share is computed using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires the presentation of basic earnings per share ("EPS") and diluted EPS.

       Basic EPS is computed by dividing the net loss applicable to holders of common stock by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the net loss by the weighted average number of common shares outstanding during the period adjusted for dilutive stock options and warrants and dilutive common shares assumed to be issued on conversion of preferred stock to common stock. Diluted EPS has not been presented, as the computation is anti-dilutive due to the Company's net loss in each period.


5.  ACQUISITIONS

       During the quarter ended March 21, 1999, the Company did not acquire any existing coin laundry businesses. During the quarter ended March 22, 1998, the Company acquired eight existing coin laundry businesses for a total cash outlay of $5,036,300, all of which were financed, net of cash acquired. These acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company recorded goodwill of $1,943,500 and did not assume any liabilities of the sellers. Goodwill is amortized on a straight-line basis over 15 years.

6.  INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

    The Company's interest expense, net of amount capitalized, consists of the following:

                                               QUARTERS ENDED
                                       -------------------------------
                                       MARCH 21, 1999   MARCH 22, 1998
                                       --------------   --------------
Accretion of Senior Discount Notes      $ 3,123,966      $      --
Interest expense on Raytheon
   and LaSalle debt                            --            932,365
Amortization of debt issue costs            256,515             --
Interest expense on Heller Facility          61,918             --
Other interest expense                       12,450            1,106
Capitalized interest                        (79,186)         (87,152)
                                        -----------      -----------
Interest expense, net                   $ 3,375,663      $   846,319
                                        ===========      ===========


7.   LONG-TERM DEBT

     At March 21, 1999 and December 27, 1998, long-term debt included the following:

                                                                       MARCH 21,        DECEMBER 27,
                                                                         1999               1998
                                                                     -------------      -------------
12.75% Senior Discount Notes Due 2005 ($144,990,000
principle amount), net of unamortized discount                       $ 106,084,495      $ 102,960,529
Heller Credit Facility; interest at LIBOR plus 2.75% or
prime plus 0.50%, matures April 28, 2002                                 5,800,000               --

Other notes payable; interest at 11% due in various
installments through September 2001                                        604,715            471,498
                                                                     -------------      -------------
                                                                       112,489,210        103,432,027
Less current portion                                                    (6,081,804)          (210,275)
                                                                     -------------      -------------
                                                                     $ 106,407,406      $ 103,221,752
                                                                     =============      =============


8.   REDUCTION IN FORCE

        On February 8, 1999, eight general and administrative employees were released from their employment with the Company as part of a reduction in force. This reduction in force was primarily focused on our growth-related personnel, including regional directors of development and acquisitions and corporate and field level construction managers. In connection with this reduction in force, the Company paid approximately $55,000 in severance and approximately $11,000 in accrued vacation benefits to these eight employees. These expenses were recorded in the first quarter of 1999.


9.       SUBSEQUENT EVENTS

     Subsequent to the end of the first quarter of 1999, the following events occurred:

     A. On April 23, 1999, 20 general and administrative employees, including the Company's Chief Information Officer Mr. Patrick Boyer, were released from their employment with the Company as part of a reduction in force. In connection with this reduction in force, the Company will pay approximately $72,000 in severance and approximately $20,000 in accrued vacation benefits to these 20 employees. These expenses will be recorded in the second quarter of 1999. Management believes this reduction in force was necessary to further reduce the Company's general and administrative expenses in accordance with the Company's slowed growth in acquisitions and development.

          Negotiations between the Company and Mr. Boyer are currently taking place, however, no agreement has yet been reached concerning appropriate severance arrangements. The Company does not expect that any severance payments to Mr. Boyer will have a material effect on its financial position or results of operations.

     B. As a result of the Company's slowed expansion and development and public equity offering prospects, the Company's Chief Financial Officer, Mr. James Puckett, has elected to leave the Company effective May 6, 1999. In the Company's current state of slowed growth, the day to day financial responsibilities will be assumed by Mr. Peter Ax, the Company's Chairman and Chief Executive Officer.

                                 SPINCYCLE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    During the first quarter of 1999, we achieved positive EBITDA for the first time in our history. We ended the first quarter of 1999 with approximately $265,000 of EBITDA. For the remainder of 1999, we continue to focus on strategies to improve unit level economics and reduce general and administrative expenses.

    During the fourth quarter of 1998 and the first quarter of 1999 we slowed our growth through acquisitions and development of new stores dramatically as a result of our inability to access additional growth capital through the equity capital markets. We had previously expected to be able to access the equity capital markets during the fourth quarter of 1998 or the first quarter of 1999. In response to our slowdown, we have initiated two reductions in force during 1999. In February 1999 and again in April 1999 we reduced general and administrative personnel in response to our slowed growth. These reductions in force were primarily focused on our growth-related personnel, including regional directors of development and acquisitions, corporate and field level construction managers, management information personnel and corporate level support personnel related to these areas. Once all severance payments have been made, we believe that we have reduced our general and administrative expenses by approximately 20% in salary, benefit and travel related expenses through these reductions in force.

    For the reduction in force that we effected on April 23, 1999, several of our general and administrative employees, including our Chief Information Officer Mr. Patrick Boyer, were released from their employment with us. We felt that this reduction in force was necessary to further reduce our general and administrative expenses to conform to our restricted growth via development and acquisitions. We are currently in severance negotiations with Mr. Boyer, however, we have yet to reach an agreement with Mr. Boyer concerning appropriate severance arrangements. We do not expect that any severance payments to Mr. Boyer will have a material effect on our financial position or results of operations.

    As a result of our slowed expansion and development and public equity offering prospects, our Chief Financial Officer, Mr. James Puckett, has elected to leave us effective May 6, 1999. In our current state of slowed growth, our day to day financial responsibilities will be assumed by Mr. Peter Ax, the Company's Chairman and Chief Executive Officer.


RESULTS OF OPERATIONS

    Our first, second and third quarters consisted of three periods (12 weeks) in 1998, while the fourth quarter contained four periods (16 weeks). In 1999 and thereafter, our first, second and fourth quarters will contain three periods, and our third quarter will contain four periods.

    EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. EBITDA is presented because we believe it is a widely accepted financial indicator of an entity's ability to incur and service debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. EBITDA for the quarter ended March 21, 1999 excludes the loss on disposal of property and equipment of $31,500.

    Store EBITDA is defined as EBITDA before allocation of any selling, general and administrative expenses. While Store EBITDA is not intended to represent operating income or loss as defined by GAAP, (as GAAP operating income or loss includes such allocation of selling, general and administrative expenses) and should not be considered as an indicator of operating performance as measured by GAAP, it is included herein to provide additional information with respect to store-level cash operating margins.

First Quarter 1999 Compared to First Quarter 1998

    Revenues. Our revenues were approximately $11.6 million for the first quarter 1999, an increase of approximately $6.3 million from approximately $5.3 million in the corresponding period in 1998. Our growth in revenue was primarily attributable to the addition of 77 stores since the end of the first quarter of 1998. The continued maturation of our developed and acquired stores during fiscal 1998 also contributed substantial incremental revenue to the first quarter of 1999.

    Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization ("store operating expenses") were approximately $8.7 million in the first quarter 1999, an increase of approximately $4.5 million from approximately $4.2 million in the corresponding period in 1998. Our increase in store operating expenses was primarily attributable to the addition of 77 stores since the end of the first quarter of 1998. Operating expenses as a percentage of revenues were approximately 80% during our first quarter of 1998. In the first quarter 1999, this ratio decreased to approximately 75%, which is a result of the maturation of certain of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses, particularly labor expenses.

    Gross Operating Profit (Loss). Our gross operating profit was approximately $2.9 million in the first quarter of 1999, an increase of approximately $1.9 million from approximately $1.0 million in the corresponding period in 1998. The increase was primarily attributable to our aforementioned increase in revenues during the period and our initiatives to reduce store operating expenses, particularly labor expense.

    Preopening Costs. Our preopening costs were approximately $113,000 in the first quarter of 1999, an increase of approximately $22,000 from approximately $91,000 in the corresponding period in 1998. We expense preopening costs as incurred. During the first quarter of 1998 we opened 24 stores and had 17 stores under development. During the first quarter of 1999 we opened 9 stores and had 3 stores under construction. During the first quarter of 1999, we spent approximately $60,000 on stores that we had expected to open, but elected not to pursue these openings due to our slowed expansion rate. We have delayed the opening of approximately ten stores until later in fiscal 1999.

    Store EBITDA. Our store EBITDA was approximately $2.8 million in the first quarter of 1999, an increase of approximately $1.8 million from approximately $945,000 for the corresponding period in 1998. The increase was primarily attributable to increased revenue from the maturation of our stores and a reduction in our store operating expenses.

    Depreciation and Amortization. Our depreciation and amortization expense was approximately $3.2 million in the first quarter of 1999, compared to approximately $1.3 million for the corresponding period in 1998. The increase of approximately $1.9 million was principally due to property and equipment acquired in connection with our expansion.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $2.5 million in the first quarter of 1999, an increase of approximately $300,000 from approximately $2.2 million in the corresponding period of 1998. Our increase is primarily attributable to the building of our corporate infrastructure in order to manage our nationwide expansion from 95 stores at the end of the first quarter of 1998 to 172 stores at the end of the first quarter of 1999. First quarter 1999 selling, general and administrative expenses decreased as a percentage of revenues from 41% to 22% due to the maturation of our stores opened in 1998 and our implementation of certain initiatives to reduce these expenses, including our February reduction in force.

    Our EBITDA in the first quarter of 1999 was approximately $265,000, an improvement of $1.5 million from our loss of approximately $1.2 million for the corresponding period in 1998. Our increase was primarily attributable to increased revenue from the maturation of our stores, partially offset by the increase in selling, general and administrative expenses to accommodate our 1998 expansion as discussed above.

    Interest Income and Interest Expense, net. Our interest income decreased to approximately $37,000 in the first quarter of 1999 a decrease of $89,000 from approximately $126,000 in the first quarter of 1998. Our decrease in interest income was primarily attributable to a lower cash balance during the first quarter of 1999 compared to the first quarter of 1998. Our interest expense, net of capitalized interest was approximately $3.4 million in the first quarter of 1999, an increase of approximately $2.5 million from approximately $846,000 in the corresponding period in 1998. Our increase in interest expense, net was primarily attributable to the accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings on our Heller facility. Our outstanding borrowings under the Heller facility increased from $0 at the end of fiscal year 1998 to approximately $5.8 million at the end of the first quarter of 1999.

    Net Loss. Our net loss recorded in the first quarter of 1999 was $6.3 million, an increase of approximately $3.1 million from our $3.2 million net loss recorded in the corresponding period of 1998. Our increased loss was primarily attributable to the depreciation and amortization associated with the 77 new stores that we both acquired and developed since the end of the first quarter of 1998, the interest expense related to our April 1998 offering of senior discount notes and warrants and the increase in selling, general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At March 21, 1999, we had total assets of approximately $130.0 million, including current assets of approximately $7.6 million. Cash and cash equivalents were approximately $3.2 million.

    Our cash used in operations during the first quarter of 1999 was approximately $1.1 million, a $1.5 million decrease from our cash used in operations during the corresponding period in 1998 of approximately $2.6 million. Our use of cash in each period was primarily attributable to the use of working capital for the Company's store rollout, as well as the payment of corporate expenses. Our reduced spending in the first quarter of 1999 is due to our slow down of expansion activities.

    Our cash used in investing activities was approximately $5.7 million, a $5.4 million decrease from our cash used in investing activities of approximately $11.1 million for the corresponding period in 1998. Our reduced spending on investing activities in the first quarter of 1999 is again due to our slow down of expansion activities. We expect to aggregate approximately $14.0 million in capital expenditures for fiscal 1999 to fund our planned 1999 store rollout.

    Our cash provided by financing activities was approximately $5.7 million during the first quarter of 1999 compared to approximately $9.8 million provided by financing activities during the corresponding period in 1998. Our borrowings were acquired primarily to cover our capital expenditures related to our 1999 store rollout plan and were obtained primarily from our Heller facility.

    We generated approximately $265,000 of positive EBITDA during our first quarter of fiscal 1999. We expect to generate positive EBITDA in all 13 periods of 1999. As of March 21, 1999 we had drawn $5.8 million from our Heller facility, and had approximately $4.5 million of additional borrowing capacity on this credit facility. Because of our current development commitments, we expect to borrow the entire amount available from Heller by July 31, 1999. Thereafter we expect to meet our obligations with cash flows from our store operations and payment arrangements with our vendors. However, we are currently in negotiations with Heller to extend our existing line of credit and are negotiating with other financial institutions the opportunity for additional lines of credit to satisfy our short term capital requirements. We believe that our cash flow from operations along with the existing borrowing availability under Heller and the potential additional borrowing capacity provided by Heller and other financial institutions will provide us with sufficient capital resources through April of 2000. Significant variances in budgeted store revenue or Store EBITDA, unforeseen capital requirements, or our inability to acquire additional lines of credit could result in insufficient capital resources.

    Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time.

POTENTIAL LOSS OF NET OPERATING LOSSES

    As of March 21, 1999, we had net operating losses ("NOLs") of approximately $35.3 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011.
Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three-year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Borrowings under our Heller Facility bear interest, which contains either a LIBOR or a Prime Lending Rate component. Any adverse changes to the LIBOR or the Prime Lending Rate could materially affect interest due on outstanding borrowings under the Heller Facility. As of March 21, 1999, we had $5.8 million of borrowings outstanding under this facility, all of which were subject to a LIBOR interest component. Our senior discount notes bear interest at a fixed rate of 12.75%. Refer to footnote 8 in the Financial Statements for long term debt principal amounts and related interest rates due in the near term.

                                 SPINCYCLE, INC.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

    As previously reported in our Annual Report on Form 10-K, we settled our litigation with our former Chief Operating Officer, Mr. Bruce Mosby during the first quarter of 1999. Following Mr. Mosby's termination on July 7, 1998, a dispute arose concerning his termination. After initial negotiations and mediation failed to resolve the dispute, Mr. Mosby filed suit against SpinCycle and affiliated individuals on December 28, 1998; however, settlement negotiations continued. On February 12, 1999, we executed a confidential settlement agreement with Mr. Mosby fully and finally resolving the matter. Under that agreement, Mr. Mosby, among other things, released us from all claims relating to his employment and agreed to the entry of an order dismissing the litigation with prejudice. In return, in addition to other non-monetary obligations, we agreed to make a settlement payment to Mr. Mosby. A majority of this payment has been reimbursed to us by our insurance company pursuant to our employment practices liability policy. One of our directors, Mr. Peer Pedersen, also agreed to purchase Mr. Mosby's 800 shares of our common stock in connection with the settlement. The resolution reached in this matter has not had a material adverse effect on our financial condition or results of our operations.

    In addition to the proceedings discussed above, we are involved in various legal proceedings of a character normally incident to businesses of our nature. We do not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of SpinCycle.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.      OTHER INFORMATION.

          On April 23, 1998, as part of a reduction in force, we agreed with Mr. Patrick Boyer, our Chief Information Officer, that Mr. Boyer would leave our employ. Mr. Boyer's daily duties will be taken over by other personnel in our Information Systems department.

          As a result of the Company's slowed expansion and development and public equity offering prospects, our Chief Financial Officer, Mr. James Puckett, has elected to leave the Company effective May 6, 1999. In our Company's current state of slowed growth, our day to day financial responsibilities will be assumed by Mr. Peter Ax, the Company's Chairman and Chief Executive Officer.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

    (a).  None

    (b).  Current Report on Form 8-K dated February 8, 1999 Item 5

    The Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    SPINCYCLE, INC.


Date: May 5, 1999                   By________________________________
                                           James R. Puckett
                                           Chief Financial Officer

    The Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    SPINCYCLE, INC.


Date: May 5, 1999                   By  /s/ James R. Puckett
                                       --------------------------------
                                            James R. Puckett
                                            Chief Financial Officer