Form 10-Q
period 1999-06-13
SPINCYCLE INC
filed 1999-07-28
CIK 1010235

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 13, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 30, 1999, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.

INDEX                                                                                                        PAGE
-----                                                                                                        ----
PART I - FINANCIAL INFORMATION...........................................................................      3

Item 1.  Financial Statements............................................................................      3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  ....................................     13


PART II - OTHER INFORMATION..............................................................................     14

Item 1.  Legal Proceedings...............................................................................     14

Item 2.  Changes in Securities and Use of Proceeds.......................................................     14

Item 3.  Defaults Upon Senior Securities.................................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders.............................................     14

Item 5.  Other Information...............................................................................     14

Item 6.  Exhibits and Reports on Form 8-K................................................................     14

                                 SPINCYCLE, INC.


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                 June 13,       December 27,
                                                   1999             1998
                                               ------------     ------------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $  2,635,717     $  4,239,099
  Landlord allowances                               498,393          781,628
  Prepaid expenses                                  132,806          582,006
  Inventory                                         278,481          112,964
  Land held for sale-leaseback                    2,138,809        2,194,533
  Other current assets                              680,593          687,483
                                               ------------     ------------
     Total current assets                         6,364,799        8,597,713

Property and equipment, net                     102,923,997      100,657,304
Goodwill, net                                    13,204,726       13,610,471
Other assets                                      5,192,207        5,390,972
                                               ------------     ------------
     Total assets                              $127,685,729     $128,256,460
                                               ============     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                             $  2,510,066     $  5,376,389
  Accrued utilities                               1,133,971        1,003,766
  Accrued expenses                                2,379,804        2,626,384
  Current portion of deferred rent                  478,516          311,557
  Current portion of long-term debt                 253,637          210,275
                                               ------------     ------------
     Total current liabilities                    6,755,994        9,528,371

Long-term debt                                  118,348,223      103,221,752
Deferred rent                                     2,707,012        2,650,724
Other liabilities                                    56,731          192,308
                                               ------------     ------------
     Total liabilities                          127,867,960      115,593,155
                                               ------------     ------------
Shareholders' equity:
  Series A, Series B and Series C
   convertible preferred stock, $.01
   par value, 370,000 shares authorized,
   275,402 shares issued and outstanding         50,845,810       50,845,810
  Common stock, $.01 par value, 630,000
   shares authorized 27,763 shares issued
   and outstanding                                      278              278
  Common stock warrants                           5,625,000        5,625,000
  Additional paid-in capital -
   common stock                                   1,430,259        1,430,259
  Accumulated deficit                           (58,083,578)     (45,238,042)
                                               ------------     ------------
     Total shareholders' equity                    (182,231)      12,663,305
                                               ------------     ------------
     Total liabilities and shareholders'
      equity                                   $127,685,729     $128,256,460
                                               ------------     ------------










   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
                            STATEMENTS OF OPERATIONS


                                                                 Quarters Ended                              Year-To-Date
                                                            --------------------------------        --------------------------------
                                                                June 13,        June 14,                June 13,       June 14,
                                                                  1999            1998                    1999           1998
                                                            ---------------  ---------------        ---------------  ---------------

Revenues                                                    $  11,963,189    $  6,204,440           $  23,568,704    $  11,475,235
Cost of revenues--store operating expenses, excluding
     depreciation and amortization                              9,228,078       4,974,609              17,939,693        9,209,624
                                                            ---------------  ---------------        ---------------  ---------------
     Gross operating profit                                     2,735,111       1,229,831               5,629,011        2,265,611

Preopening costs                                                    1,012         110,486                 114,384          201,251
Depreciation and amortization                                   3,314,676       1,570,074               6,466,283        2,844,143
Selling, general and administrative expenses                    2,489,875       2,302,802               5,005,832        4,476,332
Loss on disposal of property & equipment                           43,735               -                  75,235                -
                                                            ---------------  ---------------        ---------------  ---------------
     Operating loss                                            (3,114,187)     (2,753,531)             (6,032,723)      (5,256,115)

Interest income                                                    26,462         334,330                  63,588          460,228
Interest expense, net of amount capitalized                    (3,500,738)     (2,204,158)              (6,876,401)     (3,050,478)
                                                            ---------------  ---------------        ---------------  ---------------
     Net loss before extraordinary loss                     $  (6,588,463)   $ (4,623,359)          $  (12,845,536)  $  (7,846,365)
Extraordinary loss from early extinguishment of debt                    -        (333,596)                       -        (333,596)
                                                            ---------------  ---------------        ---------------  ---------------
     Net loss                                               $  (6,588,463)   $ (4,956,955)          $  (12,845,536)  $  (8,179,961)
Repricing of Series C preferred stock                                   -      (1,459,000)                       -      (1,459,000)
Accretion of redeemable preferred stock                                 -        (226,700)                       -        (755,667)
                                                            ---------------  ---------------        ---------------  ---------------
     Net loss applicable to holders of common stock         $  (6,588,463)   $ (6,642,655)          $  (12,845,536)  $ (10,394,628)
                                                            ===============  ===============        ===============  ===============

Net loss per common share (both basic and diluted):
     Net loss applicable to holders of common stock
       before extraordinary loss                            $     (237.31)   $    (244.05)          $      (462.69)  $      (338.72)
     Extraordinary loss from early extinguishment of debt               -          (12.90)                       -           (11.23)
                                                            ---------------  ---------------        ---------------  ---------------
     Net loss applicable to holders of common stock         $     (237.31)   $    (256.95)          $      (462.69)  $      (349.95)
                                                            ===============  ===============        ===============  ===============

Weighted average number of common shares outstanding               27,763          25,852                   27,763           29,703
                                                            ---------------  ---------------        ---------------  ---------------


   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                    YEAR-TO-DATE
                                                                            ------------------------------
                                                                              JUNE 13,           JUNE 14,
                                                                                1999               1998
                                                                            --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

 Net loss                                                                   $ (12,845,536)    $ (8,179,961)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                 6,466,284        2,844,143
  Extraordinary loss from early extinguishment of debt                                 --          333,596
  Loss on disposal of property and equipment                                       75,235               --
  Amortization of debt issuance costs                                             441,298          107,405
  Amortization of discount on long-term debt                                    6,351,393        1,607,415
  Changes in assets and liabilities:
   Landlord allowances                                                            283,235          378,897
   Prepaid expenses                                                               449,200         (254,441)
   Inventory                                                                     (165,517)          35,114
   Other current assets                                                             6,890              858
   Other assets                                                                   (34,406)          75,046
   Accounts payable                                                            (2,476,930)      (3,978,477)
   Construction payables                                                         (389,393)        (267,453)
   Accrued utilities                                                              130,205          126,576
   Accrued expenses and other liabilities                                        (382,157)        (437,688)
   Deferred rent                                                                  223,247        1,025,146
                                                                            --------------    -------------
    Net cash provided by (used in) operating activities                     $  (1,866,952)    $ (6,583,824)
                                                                            --------------    -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

 Purchase of fixed assets                                                      (8,102,599)     (12,793,828)
 Proceeds from sale of fixed assets                                                49,010            6,600
 Net proceeds from sale-leaseback transactions                                         --        1,896,637
 Acquisition of businesses, net of cash acquired                                       --       (7,175,112)
 Capitalized interest                                                            (134,946)         (97,689)
                                                                            --------------    --------------
   Net cash used in investing activities:                                   $  (8,188,535)    $ (18,163,392)
                                                                            --------------    --------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Payments of debt                                                                (107,644)      (46,660,286)
 Debt issuance costs paid                                                        (230,251)       (4,956,665)
 Increase in debt                                                               8,790,000       103,149,974
 Proceeds from issuance of common stock warrants                                       --         5,625,000
 Proceeds from stock subscriptions                                                     --         2,904,500
 Stock issuance costs paid                                                             --           (93,448)
                                                                            --------------    --------------
   Net cash provided by financing activities                                $   8,452,105     $  59,969,075
                                                                            --------------    --------------
 Net increase (decrease) in cash and cash equivalents                          (1,603,382)       35,221,859
 Cash and cash equivalents, beginning of period                                 4,239,099         8,249,161
                                                                            --------------    --------------
 Cash and cash equivalents, end of period                                   $   2,635,718     $  43,471,020
                                                                            ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
 Equipment financed with long-term debt                                     $     136,084     $   1,998,428
 Sale-leaseback financed with note receivable                               $          --     $   4,930,381
 Accretion of mandatorily redeemable preferred stock                        $          --     $   2,107,719

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:
 Interest paid                                                              $     185,457     $   1,370,023







   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

1. UNAUDITED FINANCIAL INFORMATION - BASIS OF PRESENTATION

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


2. UNAUDITED INTERIM RESULTS OF OPERATIONS

     The results of operations for the periods ended June 13, 1999 and June 14, 1998 are not necessarily indicative of the results to be expected for a full fiscal year.


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


4.  ACQUISITIONS

     During the quarter ended June 13, 1999, the Company did not acquire any existing coin laundry businesses. During the quarter ended June 14, 1998, the Company acquired three existing coin laundry businesses for a total cash outlay of $1,392,000, all of which were financed, net of cash acquired. These acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company recorded goodwill of $256,667 and did not assume any liabilities of the sellers. Goodwill is amortized on a straight-line basis over 15 years.

5.  INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

     The Company's interest expense, net of amount capitalized, consists of the following:


                                                                     QUARTERS ENDED                         YEAR-TO-DATE
                                                            -------------------------------         -------------------------------
                                                              JUNE 13,           JUNE 14,            JUNE 13,            JUNE 14,
                                                                1999                1998                1999                1998
                                                            -----------         -----------         -----------         -----------
Accretion of Senior Discount Notes                          $ 3,227,427         $ 1,607,415         $ 6,351,393         $ 1,607,415
Interest expense on Raytheon and LaSalle debt                         0             486,875                   0           1,419,240
Amortization of debt issue costs                                184,785             107,405             441,300             107,405
Other interest expense                                          144,286              13,000             218,654              14,107
Capitalized interest                                            (55,760)            (10,537)           (134,946)            (97,689)
                                                            -----------         -----------         -----------         -----------
Interest expense, net                                       $ 3,500,738         $ 2,204,158         $ 6,876,401         $ 3,050,478
                                                            ===========         ===========         ===========         ===========



6.   LONG-TERM DEBT

     At June 13, 1999 and December 27, 1998, long-term debt included the following:

                                                                                 JUNE 13,             DECEMBER 27,
                                                                                   1999                  1998
                                                                              -------------          -------------
     12.75% Senior Discount Notes Due 2005 ($144,990,000 principal
     amount), net of unamortized discount                                     $109,311,922           $102,960,529

     Heller Credit Facility; interest at LIBOR plus 2.75% or prime
     plus 0.50%, matures April 28, 2002                                          8,700,000                      -

     Other notes payable; interest at 11% due in various installments
     through September 2001                                                        589,938                471,498
                                                                              -------------          -------------
                                                                               118,601,860            103,432,027
     Less current portion                                                         (253,637)              (210,275)
                                                                              -------------          -------------
                                                                              $118,348,223           $103,221,752
                                                                              =============          =============



7.   REDUCTION IN FORCE

        On April 23, 1999, twenty general and administrative employees, including the Company's Chief Information Officer, Mr. Patrick Boyer, were released from their employment with the Company as part of a reduction in force. In connection with this reduction in force, the Company paid approximately $72,000 in severance and approximately $20,000 in accrued vacation benefits to these employees. These expenses were recorded in the second quarter of 1999.

        As a result of the Company's slowed expansion and development and public equity offering prospects, the Company's Chief Financial Officer, Mr. James Puckett, left the Company effective May 6, 1999. In the Company's current state of slowed growth, the day to day financial responsibilities will be assumed by Mr. Peter Ax, the Company's Chairman and Chief Executive Officer.

8.   RECLASSIFICATIONS

        For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

                                 SPINCYCLE, INC.
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    SpinCycle is a specialty retailing company engaged in the coin laundry business. We were founded in October 1995 to develop and implement SpinCycle's unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. We were formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in our expansion and business plan.

    To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count has grown rapidly since our first store was opened in April 1996, and at year end 1996, 1997 and 1998 we had opened a total of 14, 71 and 163 stores, respectively. As of June 13, 1999, we had opened nine additional stores bringing our total store count to 172, and had three others under construction. We also have six signed leases for stores that we intend to develop and open by year-end 1999. No further commitments for acquisitions or new store developments have been made. We closed one store during 1998, following a lease buyout by our landlord at that location.

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

    Because of our constrained sources of growth capital, as of June 13, 1999, we have obligations to develop only nine additional stores in 1999, three of which are under construction. We intend to develop these stores in 1999 with proceeds from our credit facility or from cash generated from our stores. We continue to maintain a significant backlog of potential acquisition and development sites, but will not sign additional commitments to purchase or develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations.

    During the second quarter of 1999, we maintained positive EBITDA for the second consecutive quarter. We ended the second quarter of 1999 with approximately $235,000 of EBITDA. EBITDA for the quarter ended June 13, 1999 excludes the loss on disposal of property and equipment of $43,735. For the remainder of 1999, we will continue to focus on strategies to improve unit level economics and reduce general and administrative expenses.

    During the fourth quarter of 1998 and the first and second quarters of 1999 we slowed our growth through acquisitions and development of new stores dramatically as a result of our inability to access additional growth capital through the equity capital markets. We had previously expected to be able to access the equity capital markets during the fourth quarter of 1998 or the first quarter of 1999. In response to our slowdown, we have initiated two reductions in force during 1999. In February 1999 and again in April 1999 we reduced general and administrative personnel. These reductions in force were primarily focused on our growth-related personnel, including regional directors of development and acquisitions, corporate and field level construction managers, management information personnel and corporate level support personnel related to these areas. Once all severance payments have been made, we believe that we have reduced our general and administrative expenses by approximately 20% in salary, benefit and travel related expenses through these reductions in force.



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

Second Quarter 1999 Compared to Second Quarter 1998

    Revenues. Our revenues were approximately $12.0 million for the second quarter 1999, an increase of approximately $5.8 million from approximately $6.2 million in the corresponding period in 1998. Our growth in revenue was primarily attributable to the addition of 65 stores since the end of the second quarter of 1998. The continued maturation of our developed and acquired stores during fiscal 1998 also contributed substantial incremental revenue to the second quarter of 1999.

    Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization ("store operating expenses") were approximately $9.2 million in the second quarter of 1999, an increase of approximately $4.2 million from approximately $5.0 million in the corresponding period in 1998. Our increase in store operating expenses was primarily attributable to the addition of 65 stores since the end of the second quarter of 1998. Operating expenses as a percentage of revenues were approximately 80% during our second quarter of 1998. In the second quarter of 1999, this ratio decreased to approximately 77%, which is a result of the maturation of certain of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses.

    Gross Operating Profit (Loss). Our gross operating profit was approximately $2.7 million in the second quarter of 1999, an increase of approximately $1.5 million from approximately $1.2 million in the corresponding period in 1998. The increase was primarily attributable to our aforementioned increase in revenues during the period and our initiatives to reduce store operating expenses.

    Preopening Costs. Our preopening costs were approximately $1,000 in the second quarter of 1999, a decrease of approximately $109,000 from approximately $110,000 in the corresponding period in 1998. We expense preopening costs as incurred. During the second quarter of 1998 we opened 12 stores and had 17 stores under construction. During the second quarter of 1999 we opened no stores and had 3 stores under construction. We have delayed the opening of approximately six stores until later in fiscal 1999.

    Store EBITDA. Our store EBITDA was approximately $2.7 million in the second quarter of 1999, an increase of approximately $1.6 million from approximately $1.1 million for the corresponding period in 1998. The increase was primarily attributable to increased revenue from the maturation of our stores and a reduction in our store operating expenses.

    Depreciation and Amortization. Our depreciation and amortization expense was approximately $3.3 million in the second quarter of 1999, compared to approximately $1.6 million for the corresponding period in 1998. The increase of approximately $1.7 million was principally due to property and equipment acquired in connection with our expansion.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $2.5 million in the second quarter of 1999, an increase of approximately $200,000 from approximately $2.3 million in the corresponding period of 1998. Our increase is primarily attributable to the building of our corporate infrastructure in order to manage our nationwide expansion from 107 stores at the end of the second quarter of 1998 to 172 stores at the end of the second quarter of 1999. Second quarter 1999 selling, general and administrative expenses decreased as a percentage of revenues from 37% for the quarter ended June 14, 1998 to 21% for the quarter ended June 13, 1999 due to the maturation of our stores opened in 1998 and our implementation of certain initiatives to reduce these expenses, including our April reduction in force.

    EBITDA. Our EBITDA in the second quarter of 1999 was approximately $235,000, an improvement of $1.4 million from our loss of approximately $1.2 million for the corresponding period in 1998. Our increase was primarily attributable to increased gross profits from additional stores opened as well as from the maturation of our stores, partially offset by the increase in selling, general and administrative expenses to accommodate our 1998 expansion as discussed above.

    Interest Income and Interest Expense, net. Our interest income decreased to approximately $26,000 in the second quarter of 1999 a decrease of $308,000 from approximately $334,000 in the second quarter of 1998. The decrease in interest income was primarily attributable to a lower average cash balance during the second quarter of 1999 compared to the second quarter of 1998. Our interest expense, net of capitalized interest was approximately $3.5 million in the second quarter of 1999, an increase of approximately $1.3 million from approximately $2.2 million in the corresponding period in 1998. The increase in interest expense, net was primarily attributable to the accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings on our Heller facility. Our outstanding borrowings under the Heller facility increased from $0 at the end of fiscal year 1998 to approximately $8.7 million at the end of the second quarter of 1999.

    Net Loss. Our net loss recorded in the second quarter of 1999 was $6.6 million, an increase of approximately $1.6 million from our $5.0 million net loss recorded in the corresponding period of 1998. Our increased loss was primarily attributable to the depreciation and amortization associated with the 65 new stores that we both acquired and developed since the end of the second quarter of 1998 and the interest expense related to our April 1998 offering of senior discount notes and warrants.

LIQUIDITY AND CAPITAL RESOURCES

    At June 13, 1999, we had total assets of approximately $128.0 million, including current assets of approximately $6.4 million. Cash and cash equivalents were approximately $2.6 million.

    Our cash used in operations during the second quarter of 1999 was approximately $800,000, a $3.2 million decrease from our cash used in operations during the corresponding period in 1998 of approximately $4.0 million. Our use of cash in each period was primarily attributable to the use of working capital for the payment of our corporate expenses.

    Our cash used in investing activities during the second quarter of 1999 was approximately $2.5 million, a $4.5 million decrease from our cash used in investing activities of approximately $7.0 million for the corresponding period in 1998. Our reduced spending on investing activities in the second quarter of 1999 is due to our slow down of expansion activities. We expect to aggregate approximately $14.0 million in capital expenditures for fiscal 1999 to fund our planned 1999 store rollout.

    Our cash provided by financing activities was approximately $2.8 million during the second quarter of 1999 compared to approximately $50.1 million provided by financing activities during the corresponding period in 1998. We borrowed funds primarily to pay for our capital expenditures related to our 1999 store rollout plan. The funds were obtained primarily from our Heller facility. In the comparable 1998 period, our borrowings related to the proceeds from our senior discount notes.

    We generated approximately $235,000 of positive EBITDA during our second quarter of fiscal 1999. We expect to generate positive EBITDA in all 13 periods of 1999. As of June 13, 1999 we had drawn $8.7 million from our Heller facility, and had approximately $1.3 million of additional borrowing capacity on this credit facility. Subsequent to quarter end, we drew an additional $600,000 on July 7, 1999, resulting in unused availability of approximately $700,000 as of July 28, 1999. Because of our current development commitments, we expect to borrow the entire amount available from Heller by August 8, 1999. Thereafter we expect to meet our obligations with cash flows from our store operations. However, we are currently in negotiations with several financial institutions in order to secure additional lines of credit to satisfy our short term capital requirements. We believe that our cash flow from operations along with the existing borrowing availability under Heller and the potential additional borrowing capacity provided by Heller and other financial institutions will provide us with sufficient capital resources through June of 2000. Significant variances in budgeted store revenue or Store EBITDA, unforeseen capital requirements, or our inability to acquire additional lines of credit could result in insufficient capital resources.

    Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time.

POTENTIAL LOSS OF NET OPERATING LOSSES

    As of June 13, 1999, we had net operating losses ("NOLs") of approximately $41.5 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011.
Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three-year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

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

SEASONALITY

    Coin-operated laundromat industry data, as well as data generated from our mature and maturing stores, indicates that the coin-operated laundry business experiences seasonal variations in operating performance during the later spring and summer seasons. We believe this seasonality is a result of the reduced volume of heavier clothing worn during the spring and summer months, which results in lower laundry machine usage. We observed the effect of such seasonality in the 70 stores opened for the entire 1998 fiscal year. During the first nine periods ending September 6, 1998, revenues in these stores fluctuated approximately 11.5%, from a peak during the third period to a low in the ninth period. These 70 stores experienced a significant increase in revenues in the final quarter of the year, completing the seasonal cycle. As we now have a significant base of data regarding seasonality, we have adjusted our 1999 budgets to account for the seasonal patterns experienced in 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

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

    None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.      OTHER INFORMATION.

     None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

    (a).  None.

    (b).  None.

    The Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                                     SPINCYCLE, INC.


Date: July 28, 1999                         By    /s/ Peter L. Ax
                                                -------------------------------
                                                      Peter L. Ax
                                                      Chief Executive Officer

                                 Exhibit Index

Exhibit 27.1   Financial Data Schedule