Form 10-Q/A
period 1999-06-30
SPINCYCLE INC
filed 1999-08-20
CIK 1010235

                                  FORM 10-Q/A



                                AMENDMENT NO. 1


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


        As a result of the Company's slowed expansion and development and public equity offering prospects, the Company's Chief Financial Officer, Mr. James Puckett, left the Company effective May 6, 1999. In the Company's current state of slowed growth, the day to day financial responsibilities will be assumed by Mr. Peter Ax, the Company's Chairman and Chief Executive Officer. Additionally, Mr. John S. Banas, III, the company's general counsel, was terminated June 10, 1999. The company has no plans to hire another general counsel.


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


Second Quarter and Year-To-Date 1999 Compared to Second Quarter and Year-To-Date 1998



    Revenues. Our revenues were approximately $12.0 million for the second quarter 1999, an increase of approximately $5.8 million from approximately $6.2 million in the corresponding period in 1998. Revenues were approximately $23.6 million for year-to-date 1999, an increase of approximately $12.1 million from approximately $11.5 million for the corresponding period of 1998. Our growth in revenue was primarily attributable to the addition of 65 stores since the end of the second quarter of 1998. The continued maturation of our developed and acquired stores during fiscal 1998 also contributed substantial incremental revenue to the second quarter of 1999.



    Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization ("store operating expenses") were approximately $9.2 million in the second quarter of 1999, an increase of approximately $4.2 million from approximately $5.0 million in the corresponding period in 1998. Store operating expenses for year-to-date 1999 were approximately $17.9 million, an increase of approximately $8.7 million from approximately $9.2 million in the corresponding period of 1998. The increase in store operating expenses was primarily attributable to the addition of 65 stores since the end of the second quarter of 1998. Operating expenses as a percentage of revenues were approximately 80% during our second quarter and year-to-date 1998. Operating expenses as a percentage of revenues decreased to approximately 77% for the second quarter of 1999, and approximately 76% for year-to-date 1999, which is a result of the maturation of certain of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses.



    Gross Operating Profit (Loss). Our gross operating profit was approximately $2.7 million in the second quarter of 1999, an increase of approximately $1.5 million from approximately $1.2 million in the corresponding period in 1998. Gross operating profit was approximately $5.6 million year-to-date 1999, an increase of approximately $3.3 million from a profit of approximately $2.3 million in the corresponding period in 1998. The increases were primarily attributable to our aforementioned increase in revenues during the period and our initiatives to reduce store operating expenses.



    Preopening Costs. Our preopening costs were approximately $1,000 in the second quarter of 1999, a decrease of approximately $109,000 from approximately $110,000 in the corresponding period in 1998. Preopening costs were approximately $114,000 year-to-date 1999, a decrease of approximately $87,000 from approximately $201,000 in the corresponding period of 1998. We expense preopening costs as incurred. During the second quarter of 1998 we opened 12 stores and had 17 stores under construction. For the year-to-date period ended June 14, 1998 we had opened 36 stores and had 12 under construction. During the second quarter of 1999 we opened no stores and had three stores under construction. For the year-to-date period ended June 13, 1999 we had opened nine stores and had three under construction. We have delayed the opening of approximately six stores until later in fiscal 1999.



    Store EBITDA. Our store EBITDA was approximately $2.7 million in the second quarter of 1999, an increase of approximately $1.6 million from approximately $1.1 million for the corresponding period in 1998. Store EBITDA was approximately $5.5 million year-to-date 1999, an increase of approximately $3.4 million from approximately $2.1 million in the corresponding period of 1998. The increases were primarily attributable to increased revenue from the maturation of our stores and a reduction in our store operating expenses.


    Depreciation and Amortization. Our depreciation and amortization expense was approximately $3.3 million in the second quarter of 1999, an increase of approximately $1.7 million from approximately $1.6 million for the corresponding period in 1998. Depreciation and amortization expense was approximately $6.5 million year-to-date 1999, an increase of approximately $3.7 million from approximately $2.8 million in the corresponding period in 1998. The increases were due to property and equipment acquired in connection with our expansion.



    Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $2.5 million in the second quarter of 1999, an increase of approximately $200,000 from approximately $2.3 million in the corresponding period of 1998. Selling, general and administrative expenses were approximately $5.0 million year-to-date 1999, an increase of approximately $500,000 from approximately $4.5 million for the corresponding period in 1998. The increases were primarily attributable to the building of our corporate infrastructure in order to manage our nationwide expansion from 107 stores at the end of the second quarter of 1998 to 172 stores at the end of the second quarter of 1999. Second quarter 1999 selling, general and administrative expenses decreased as a percentage of revenues from 37% for the quarter ended June 14, 1998 to 21% for the quarter ended June 13, 1999. Selling, general and administrative expenses decreased as a percentage of revenues from 39% for year-to-date 1998 to 21% for year-to-date 1999. These decreases were due to the maturation of our stores opened in 1998 and our implementation of certain initiatives to reduce these expenses, including our February and April reductions in force.



    EBITDA. Our EBITDA in the second quarter of 1999 was approximately $235,000, an improvement of $1.4 million from our loss of approximately $1.2 million for the corresponding period in 1998. EBIDTA was approximately $509,000 year-to-date 1999, an increase of approximately $2.9 million from a loss of approximately $2.4 million for year-to-date 1998. The increases were primarily attributable to increased gross profits from additional stores opened as well as from the maturation of our stores, partially offset by the increase in selling, general and administrative expenses to accommodate our 1998 expansion as discussed above.



    Interest Income and Interest Expense, net. Our interest income decreased to approximately $26,000 in the second quarter of 1999 a decrease of approximately $308,000 from approximately $334,000 in the second quarter of 1998. Interest income was approximately $64,000 year-to-date 1999, a decrease of approximately $396,000 from approximately $460,000 for the corresponding period in 1998. The decrease in interest income was primarily attributable to a lower average cash balance during the second quarter and year-to-date 1999 compared to the second quarter and year-to-date 1998. Our interest expense, net of capitalized interest was approximately $3.5 million in the second quarter of 1999, an increase of approximately $1.3 million from approximately $2.2 million in the corresponding period in 1998. Interest expense, net was approximately $6.9 million year-to-date 1999, an increase of approximately $3.8 million from approximately $3.1 million for the corresponding period of 1998. The increase in interest expense, net was primarily attributable to the accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings on our Heller facility. Our outstanding borrowings under the Heller facility increased from $0 at the end of fiscal year 1998 to approximately $8.7 million at the end of the second quarter of 1999.



    Net Loss. Our net loss recorded in the second quarter of 1999 was $6.6 million, an increase of approximately $1.6 million from our $5.0 million net loss recorded in the corresponding period of 1998. Net loss was approximately $12.8 million year-to-date 1999, an increase of approximately $4.6 million from $8.2 million for the corresponding period in 1998. The increased loss was primarily attributable to the depreciation and amortization associated with the 65 new stores that we both acquired and developed since the end of the second quarter of 1998 and the interest expense related to our April 1998 offering of senior discount notes and warrants.

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

    None.

ITEM 5.      OTHER INFORMATION.

     None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

    (a).  Exhibit 27.1 Financial Data Schedule.

    (b).  None.

    The Company has duly caused this amended report to be signed on behalf by the undersigned thereunto duly authorized.

                                                     SPINCYCLE, INC.


Date: August 18, 1999                       By    /s/ Peter L. Ax
                                                -------------------------------
                                                      Peter L. Ax
                                                      Chief Executive Officer

                                 Exhibit Index

Exhibit 27.1   Financial Data Schedule