Form 10-Q
period 1999-10-03
SPINCYCLE INC
filed 1999-11-17
CIK 1010235

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 3, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                        Commission file number 333-57883
                                               ---------

                                 SPINCYCLE, INC
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                                       41-1821793
                -----------------------                                  ------------------------------------
                (State of Incorporation)                                 (I.R.S. Employer Identification No.)

15990 N. Greenway Hayden Loop, Suite #400, Scottsdale, Arizona                            85260
- --------------------------------------------------------------                          ----------
        (Address of principal executive offices)                                        (Zip Code)

                                 (480) 707-9999
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of October 31, 1999, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.

INDEX                                                                                                               PAGE
- -----                                                                                                               ----
PART I - FINANCIAL INFORMATION...................................................................................      3

Item 1.       Financial Statements...............................................................................      3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................     10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk  .......................................     16


PART II - OTHER INFORMATION......................................................................................     17

Item 1.       Legal Proceedings..................................................................................     17

Item 2.       Changes in Securities and Use of Proceeds..........................................................     17

Item 3.       Defaults Upon Senior Securities....................................................................     17

Item 4.       Submission of Matters to a Vote of Security Holders................................................     17

Item 5.       Other Information..................................................................................     17

Item 6.       Exhibits and Reports on Form 8-K...................................................................     17

                                SPINCYCLE, INC.
- -------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)

                                        October 3,          December 27,
                                           1999                 1998
                                        ----------          ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents          $  2,567,158        $  4,239,909
     Landlord allowances                     231,033             781,628
     Prepaid expenses                        207,056             582,006
     Inventory                               287,575             112,964
     Land held for sale-leaseback          1,918,809           2,194,533
     Other current assets                    623,357             687,483
                                        ------------        ------------
          Total current assets             5,834,988           8,597,713
Property and equipment, net               99,127,209         100,657,304
Goodwill, net                             12,880,589          13,610,471
Other assets                               4,964,689           5,390,972
                                        ------------        ------------
          Total assets                  $122,807,475        $128,256,460
                                        ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                   $  2,207,829        $  5,376,389
     Accrued utilities                       953,339           1,003,766
     Accrued expenses                      2,251,593           2,626,384
     Current portion of deferred rent        493,335             311,557
     Current portion of long-term debt       216,695             210,275
                                        ------------        ------------
          Total current liabilities        6,122,791           9,528,371
Long-term debt                           123,271,592         103,221,752
Deferred rent                              2,649,606           2,650,724
Other liabilities                                 --             192,308
                                        ------------        ------------
          Total liabilities              132,043,989         115,593,155
                                        ------------        ------------

Shareholders' equity (deficit):
     Series A, Series B and Series C
      convertible preferred stock,
      $.01 par value, 370,000 shares
      authorized, 275,402 shares
      issued and outstanding              50,845,810          50,845,810
     Common stock, $.01 par value,
      630,000 shares authorized,
      27,763 shares issued and
      outstanding                                278                 278
     Common stock warrants                 5,625,000           5,625,000
     Additional paid-in capital -
      common stock                         1,430,259           1,430,259
     Accumulated deficit                 (67,137,861)        (45,238,042)
                                        ------------        ------------
          Total shareholders' equity
            (deficit)                     (9,236,514)         12,663,305
                                        -------------       ------------
          Total liabilities and
            shareholders' equity        $122,807,475        $128,256,460
                                        ============        ============



   The accompanying notes are an integral part of these financial statements.

                                SPINCYCLE, INC.
- --------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        QUARTERS ENDED                        YEAR-TO-DATE
                                                               -------------------------------       -------------------------------
                                                                OCTOBER 3,        SEPTEMBER 6,        OCTOBER 3,        SEPTEMBER 6,
                                                                  1999               1998                1999              1998
                                                               -----------      --------------      -------------     --------------
Revenues                                                       $14,759,013       $ 6,925,053         $ 38,327,717      $ 18,400,288
Cost of revenues -- store operating expenses, excluding
  depreciation and amortization                                 11,110,047         5,901,454           29,049,740        15,111,076
                                                               -----------       -----------         ------------      ------------
  Gross operating profit                                         3,648,966         1,023,599            9,277,977         3,289,212

Preopening costs                                                     2,586           162,232              116,970           363,483
Depreciation and amortization                                    4,465,303         1,451,024           10,931,586         4,295,166
Selling, general and administrative expenses                     2,909,680         2,657,008            7,915,512         7,133,347
Loss on disposal of property & equipment                           391,246             3,175              466,482             3,175
                                                               -----------       -----------         ------------      ------------
  Operating loss                                                (4,119,849)       (3,249,840)         (10,152,573)       (8,505,959)

Interest income                                                     35,370           514,306               98,958           974,534
Interest expense, net of amount capitalized                     (4,969,804)       (3,154,387)         (11,846,205)       (6,204,865)
                                                               -----------       -----------         ------------      ------------
  Net loss before extraordinary loss                           $(9,054,283)      $(5,889,921)        $(21,899,820)     $(13,736,290)
Extraordinary loss from early extinguishment of debt                    --                --                   --          (333,596)
                                                               -----------       -----------         ------------      ------------
  Net loss                                                     $(9,054,283)      $(5,889,921)        $(21,899,820)     $(14,069,886)
Repricing of Series C preferred stock                                   --                --                   --        (1,459,000)
Accretion of redeemable preferred stock                                 --                --                   --          (755,667)
                                                               -----------       -----------         ------------      ------------
  Net loss applicable to holders of common stock               $(9,054,283)      $(5,889,921)        $(21,899,820)     $(16,284,553)
                                                               ===========       ===========         ============      ============
Net loss per common share (both basic and diluted):
  Net loss applicable to holders of common stock
    before extraordinary loss                                  $   (326.13)      $   (212.15)        $    (788.81)     $    (548.97)
  Extraordinary loss from early extinguishment of debt                  --                --                   --            (11.48)
                                                               -----------       -----------         ------------      ------------
  Net loss applicable to holders of common stock               $   (326.13)      $   (212.15)        $    (788.81)     $    (560.45)
                                                               ===========       ===========         ============      ============
Weighted average number of common shares outstanding                27,763            27,763               27,763            29,056
                                                               ===========       ===========         ============      ============



   The accompanying notes are an integral part of these financial statements.

                                SPINCYCLE, INC.
_______________________________________________________________________________
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Year-To-Date
                                                                                           -------------------------------------
                                                                                           October 3,              September 6,
                                                                                              1999                     1998
                                                                                           -------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net loss................................................................................  $(21,899,820)           $(14,069,886)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization.........................................................    10,931,586               4,295,166
   Extraordinary loss from early extinguishment of debt..................................             -                 333,596
   Loss on disposal of property and equipment............................................       466,482                       -
   Amortization of debt issuance costs...................................................       757,650                 388,221
   Amortization of discount on long-term debt............................................    10,780,035               4,542,718
   Changes in assets and liabilities:
     Landlord allowances.................................................................        550,595                548,465
     Prepaid expenses....................................................................        374,950               (290,780)
     Inventory...........................................................................       (174,611)               (66,778)
     Other current assets................................................................         64,126                112,678
     Prepaid rent........................................................................              -             (2,740,580)
     Other assets........................................................................         18,860               (160,791)
     Accounts payable....................................................................     (2,779,167)            (4,234,163)
     Construction payables...............................................................       (389,393)              (523,954)
     Accrued utilities...................................................................        (50,427)               184,658
     Accrued expenses and other liabilities..............................................       (567,099)               266,528
     Deferred rent.......................................................................        180,660              1,208,917
                                                                                           -------------           ------------
       Net cash provided by (used in) operating activities ..............................     (1,735,573)           (10,205,985)
                                                                                           -------------           ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Purchase of fixed assets................................................................     (9,150,053)           (17,371,001)
 Proceeds from sale of fixed assets......................................................         49,760                 17,743
 Net proceeds from sale-leaseback transactions...........................................        534,333              1,896,637
 Acquisition of businesses, net of cash acquired.........................................              -            (14,874,852)
 Capitalized interest....................................................................       (156,902)              (103,227)
                                                                                           -------------           ------------
       Net cash provided by (used in) investing activities...............................     (8,722,862)           (30,434,700)
                                                                                           -------------           ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Payments of debt........................................................................       (266,597)           (46,675,836)
 Debt issuance costs paid................................................................       (336,909)            (5,369,916)
 Increase in debt........................................................................      9,390,000            103,149,974
 Proceeds from issuance of common stock warrants.........................................              -              5,625,000
 Proceeds from stock subscriptions.......................................................              -              2,904,500
 Stock issuance costs paid...............................................................              -               (165,033)
                                                                                           -------------           ------------
       Net cash provided by (used in) financing activities...............................      8,786,494             59,468,689
                                                                                           -------------           ------------
Net increase (decrease) in cash and cash equivalents.....................................     (1,671,941)            18,828,004
Cash and cash equivalents, beginning of period...........................................      4,239,099              8,249,161
                                                                                           -------------           ------------
Cash and cash equivalents, end of period.................................................  $   2,567,158           $ 27,077,165
                                                                                           =============           ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
 Equipment financed with long-term debt..................................................  $     152,823           $  1,998,428
 Sale-leaseback financed with note receivable............................................  $           -           $  4,930,381
 Accretion of mandatorily redeemable preferred stock.....................................  $           -           $  2,107,719

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:
 Interest paid...........................................................................  $     353,043           $  1,370,023

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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


2.  UNAUDITED INTERIM RESULTS OF OPERATIONS

       The results of operations for the periods ended October 3, 1999 and September 6, 1998 are not necessarily indicative of the results to be expected for a full fiscal year. The Company's first, second and third quarters consisted of three periods (12 weeks) in 1998, while the fourth quarter contained four periods (16 weeks). In 1999 and thereafter, the Company's first, second and fourth quarters will contain three periods, and the Company's third quarter will contain four periods.


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


4.  ACQUISITIONS

       During the quarter ended October 3, 1999, the Company did not acquire any existing coin laundry businesses. During the quarter ended September 6, 1998, the Company acquired 15 existing coin laundry businesses for a total cash outlay of $8,429,000, all of which were financed, net of cash acquired. These acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company recorded goodwill of $1,665,000 and did not assume any liabilities of the sellers. Goodwill is amortized on a straight-line basis over 15 years.

5.  INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

    The Company's interest expense, net of amount capitalized, consists of the following:

                                                            QUARTERS ENDED                        YEAR-TO-DATE
                                                    ------------------------------        -------------------------------
                                                     OCTOBER 3,        SEPTEMBER 6,        OCTOBER 3,        SEPTEMBER 6,
                                                        1999               1998                1999               1998
                                                    -----------        -----------        ------------        -----------
Accretion of Senior Discount Notes                  $ 4,428,643        $ 2,935,302        $ 10,780,035        $ 4,542,718
Interest expense on Raytheon and LaSalle debt                --                 --                  --           1,348,531
Interest expense on Heller                              230,028                 --             422,842                 --
Amortization of debt issue costs                        316,351            210,107             757,650            388,221
Other interest expense                                   16,738             14,516              42,580             28,622
Capitalized interest                                    (21,956)            (5,538)           (156,902)          (103,227)
                                                    -----------        -----------        ------------        -----------
Interest expense, net                               $ 4,969,804        $ 3,154,387        $ 11,846,205        $ 6,204,865
                                                    ===========        ===========        ============        ===========


6.   LONG-TERM DEBT

     At October 3, 1999 and December 27, 1998, long-term debt included the following:

                                                                         OCTOBER 3,          DECEMBER 27,
                                                                           1999                 1998
                                                                       -------------        -------------
12.75% Senior Discount Notes Due 2005 ($144,990,000 principal
amount), net of unamortized discount                                   $ 113,740,564        $ 102,960,529

Heller Credit Facility; interest at LIBOR plus 2.75% or prime
plus 0.50%, matures April 28, 2002                                         9,300,000                   --

Other notes payable; interest at 11% due in various installments
through September 2001                                                       447,723              471,498
                                                                       -------------        -------------
                                                                         123,488,287          103,432,027
Less current portion                                                        (216,695)            (210,275)
                                                                       -------------        -------------
                                                                       $ 123,271,592        $ 103,221,752
                                                                       =============        =============

7.   SALE-LEASEBACK TRANSACTION


         On June 17, 1999, the Company entered into a sale-leaseback transaction with MBI Leasing, Inc. One property consisting of land of $220,000 and improvements of $750,000 thereon that was previously acquired by the Company was sold to MBI Leasing, Inc. for approximately $535,000, then leased back under an operating lease with a 20 year term. The Company received cash for this transaction. The transaction qualifies for sale-leaseback accounting in accordance with SFAS No. 98 "Accounting for Leases - Sale-Leaseback Transactions Involving Real Estate". The Company recognized a loss on the sale of approximately $390,000.


8.   RECLASSIFICATIONS

       For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

9.   SUBSEQUENT EVENTS

A. On October 18, 1999, the Company closed one store in Cleveland, Ohio. The store was originally acquired as a part of an 11 store acquisition in October 1997. Based on pre-acquisition performance, the lease for this location was negotiated to allow the Company to terminate the lease after one year. Based on post-acquisition performance, the Company elected to terminate the lease and transfer the majority of the equipment for use in other locations in Cleveland. No goodwill was recorded at the time of acquisition relating to the purchase of this location. Closing this store is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

B. On October 31, 1999 the Company closed one store in Capitol Heights, Maryland. The store was originally acquired as part of a 4 store acquisition in 1998. Based on post-acquisition performance, the company decided to close this location and divert customers to other company owned locations in the surrounding area. No goodwill was recorded at the time of acquisition relating to the purchase of this location. This store closure is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

C. On November 17, 1999 LaSalle Bank National Association ("LaSalle") took assignment of SpinCycle, Inc.'s (the "Company") secured revolving credit facility (the "Heller Facility") from Heller Financial, Inc. and Finova Capital Corporation (collectively, "Heller"). The Company had borrowing capacity of $9.3 million under this $40.0 million facility. Availability under the Heller Facility was based upon a borrowing base formula determined by income from store operations and net book value of laundry equipment. At the time of the assignment, the Company had borrowed $9.3 million and had no additional borrowing capacity under the Heller Facility.

       In connection with the assignment, LaSalle decreased the maximum principal amount to $12.0 million and restructured the financial covenants (the "LaSalle Facility"). The restructured financial covenants include a minimum tangible net worth, a senior interest coverage ratio and minimum net book value of laundry equipment. The LaSalle Facility will mature on September 30, 2001, and requires monthly payment of interest only until that date. All principal and interest accrued but unpaid at maturity are payable on the maturity date.

       Obligations under the LaSalle Facility shall bear interest with reference to either the "Reference Rate" or the "LIBOR Rate" as determined by the Company at the time each such obligation is incurred. "Reference Rate Loans" shall bear interest at the rate of 1.0% plus the variable per annum rate of interest announced from time to time by LaSalle as its prime or equivalent rate. "LIBOR Rate Loans" shall bear interest at the rate of 3.0% plus the interest rate per annum equal to the quotient obtained by dividing
     (x) the rate of interest determined by LaSalle to be the average of the rate per annum at which deposits in U.S. dollars are generally offered to LaSalle in the London Interbank Market at 11:00 A.M. London time, two business days before the first day of such interest period, for a period equal to such interest period and in the amount of the applicable "LIBOR Rate Loan" by (y) the difference between one hundred percent (100%) and any applicable reserve requirements (rounded upward to the nearest whole multiple of one hundredth (1/100) of one percent per annum), including without limitation, any statutory maximum requirement for LaSalle to hold reserves for "Eurocurrency Liabilities" under Regulation D of the Board of Governors of the of the Federal Reserve System (or any similar reserves under any successor regulation or regulations).

       Simultaneous with the closing of the LaSalle Facility, the Company entered into a term credit facility with Alliance Laundry Systems LLC ("Alliance") in the maximum principal amount of $3.0 million (the "Alliance Facility"). Alliance is the Company's main laundry equipment supplier. The Alliance Facility requires monthly payments of interest only until September 30, 2001. Thereafter, 60 monthly payments comprised of $50,000 of principal plus accrued interest on the unpaid outstanding principal balance will be payable. Obligations under the Alliance Facility shall bear interest at the rate of 1.0% plus the variable per annum rate of interest announced from time to time by LaSalle as its prime or equivalent rate. The financial covenants under the Alliance Facility include minimum tangible net worth, senior interest coverage ratio and minimum net book value of laundry equipment.

       On November 17, 1999 LaSalle and Alliance entered into an intercreditor agreement pursuant to which they agreed to allocate between them first priority security interests in (I) all of the Company's now owned and hereafter acquired real and personal property, including equipment, and all proceeds thereof and (II) all general intangibles and other intangible assets (including, without limitation, trademarks and trade names) of the Company, if any, and the proceeds thereof such that Alliance has first priority with respect to assets at and in connection with 15 of the Company's stores and LaSalle has a first priority security interest in the balance of the Company's assets. The proceeds of the Alliance Facility were used to pay down the $9.3 million outstanding under the LaSalle Facility as a result of the assignment from Heller and to finance outstanding Company payables to Alliance. In addition to drawing $6.3 million on the LaSalle Facility to repay Heller, the Company drew approximately $1.7 million to fund ongoing corporate expenses and to cover costs associated with the closing of the LaSalle and Alliance Facilities. Following the approximately $8.0 million net of initial draws on the LaSalle Facility at closing, the Company had approximately $4.0 million of borrowing availability under the LaSalle Facility. LaSalle has reserved the right to reduce the Company's availability under the LaSalle Facility in an amount not to exceed $1.0 million if the Company has not obtained all consents from the landlords of the Company's stores on or before December 26, 1999. Obtaining these consents was a closing condition which LaSalle waived at closing. As of November 17, 1999 the Company had obtained approximately 81% of the required consents. During the fourth quarter of fiscal 1999 the Company could incur a charge to write off deferred financing charges related to the Heller Facility.

          The LaSalle and Alliance Facilities specify customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults to other agreements, bankruptcy and insolvency events and material judgments and liabilities.

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

    To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count has grown rapidly since our first store was opened in April 1996, and at year end 1996, 1997 and 1998 we had opened a total of 14, 71 and 163 stores, respectively. As of October 3, 1999, we had opened 12 additional stores and closed one store bringing our total store count to 174. As of October 3, 1999, we had no other stores under construction and were party to six leases for stores that we do not intend to develop and open by year-end 1999. We have made no new commitments for store acquisitions or new store developments. However, we continue to maintain a significant backlog of potential acquisition and development sites, but do not expect to enter into additional commitments to purchase or develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations.

     As of October 3, 1999 we had closed two stores, one during 1998, following a lease buy out by our landlord at that location and the other in the third quarter of 1999 due to poor performance. Since October 3, 1999 we have closed two additional acquired stores due to poor performance. Closing these stores is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

    Our rapid development and acquisition of laundromats has required significant capital resources. Our expansion has been facilitated through private equity investments, proceeds from the issuance of our senior discount notes, borrowings from our credit facilities and revenue generated from our stores. To date, we have not been profitable and have generated net operating losses and negative cash flow from operations. We had expected to access the public equity markets in late 1998 or early 1999 to provide additional growth capital for our planned expansion, but have found that SpinCycle's valuation under current market conditions would provide an unfavorable return to our investors. Until such time as we can access the public equity markets, or other sources of capital, we have elected to proceed cautiously with our planned expansion, slowing our growth through development or acquisition to judiciously utilize available sources of growth capital.

    We ended the third quarter of 1999 with approximately $737,000 of EBITDA. This was the third consecutive quarter in which we generated positive EBITDA. EBITDA for the quarter ended October 3, 1999 excludes the loss on disposal of property and equipment of approximately $391,000. For the remainder of 1999, we will continue to focus on strategies to improve unit level economics and reduce general and administrative expenses.

    During the fourth quarter of 1998 and the first three quarters of 1999 we slowed our growth through acquisitions and development of new stores dramatically as a result of our inability to access additional growth capital through the equity capital markets. We had previously expected to be able to access the equity capital markets during the fourth quarter of 1998 or the first quarter of 1999. As part of our slowdown, we made two reductions in force during 1999. In February 1999 and again in April 1999 we reduced general and administrative personnel. These reductions in force were primarily focused on our growth-related personnel, including regional directors of development and acquisitions, corporate and field level construction managers, management information systems personnel and corporate level support personnel related to these areas. We believe that as a result of these reductions in force and other cost cutting measures, we have reduced our general and administrative expenses by approximately 18% in salary, benefit and travel related expenses.

RESULTS OF OPERATIONS

    Our first, second and third quarters consisted of three periods (12 weeks) in 1998, while the fourth quarter contained four periods (16 weeks). In 1999 and thereafter, our first, second and fourth quarters will contain three periods, and our third quarter will contain four periods. All references to years in this document are to fiscal years, unless otherwise stated.

    In our quarterly comparative analysis, comparing third quarter 1999 to third quarter 1998, we will also discuss change in average periodic performance for the respective periods in order to enhance the analytical comparability. Average periodic performance is defined as quarterly performance divided by the number of four week periods associated with each corresponding period (four for third quarter 1999 and three for third quarter 1998).

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

    Store EBITDA is defined as EBITDA before allocation of any selling, general and administrative expenses. While Store EBITDA is not intended to represent operating income or loss as defined by GAAP (as GAAP operating income or loss includes such allocation of selling, general and administrative expenses) and should not be considered as an indicator of operating performance as measured by GAAP, it is included herein to provide additional information with respect to store-level cash operating margins.

Third Quarter and Year-To-Date 1999 Compared to
Third Quarter and Year-To-Date 1998

    Revenues. Our revenues were approximately $14.8 million for the third quarter 1999, an increase of approximately $7.9 million from approximately $6.9 million in the corresponding period in 1998. Revenues were approximately $38.3 million for year-to-date 1999, an increase of approximately $19.9 million from approximately $18.4 million in the corresponding period of 1998. Approximately $4.1 million of the revenue increase was due to the third quarter and year-to-date 1999 including one additional four week period compared to the comparable 1998 periods. On an average periodic basis, revenues were approximately $3.7 million for the third quarter 1999 an increase of approximately $1.4 million from approximately $2.3 million for the average corresponding period in 1998. Our growth in revenue was primarily attributable to the addition of 40 stores since the end of the third quarter of 1998. The continued maturation of our developed and acquired stores opened during fiscal 1998 and fiscal 1999 also contributed substantial incremental revenue to the third quarter of 1999.

    Store operating expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization were approximately $11.1 million in the third quarter of 1999, an increase of approximately $4.2 million from approximately $5.9 million in the corresponding period in 1998. Store operating expenses, excluding depreciation and amortization for year-to-date 1999 were approximately $29.0 million, an increase of approximately $13.9 million from approximately $15.1 million in the corresponding period of 1998. Approximately $3.0 million of the increase in store operating expenses, excluding depreciation and amortization was due to third quarter and year-to-date 1999 including one additional four week period compared to the comparable 1998 periods. On an average periodic basis, store operating expenses, excluding depreciation and amortization were approximately $2.8 million for the third quarter 1999, an increase of approximately $800,000 from approximately $2.0 million for the average corresponding period in 1998. The increase in our store operating expenses, excluding depreciation and amortization was primarily attributable to the addition of 40 stores since the end of the third quarter of 1998. Operating expenses as a percentage of revenues were approximately 85% for the third quarter 1998 and approximately 82% for year-to-date 1998. Operating expenses as a percentage of revenues decreased to approximately 75% for the third quarter of 1999, and approximately 76% for year-to-date 1999, which is a result of the maturation of certain of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses.

    Gross operating profit (loss). Our gross operating profit was approximately $3.6 million in the third quarter of 1999, an increase of approximately $2.6 million from approximately $1.0 million in the corresponding period in 1998. Gross operating profit was approximately $9.3 million year-to-date 1999, an increase of approximately $6.0 million from a profit of approximately $3.3 million in the corresponding period in 1998. Approximately $1.0 million of the gross operating profit increase was due to the third quarter and year-to-date 1999 including one additional four week period compared to the comparable 1998 periods. On an average periodic basis, gross operating profit was approximately $910,000 for the third quarter of 1999, an increase of approximately $570,000 from a profit of approximately $340,000 for the average corresponding period in 1998. The increases were primarily attributable to our aforementioned increase in revenues during the period and our initiatives to reduce store operating expenses.

    Preopening costs. Our preopening costs were approximately $3,000 in the third quarter of 1999, a decrease of approximately $159,000 from approximately $162,000 in the corresponding period in 1998. Preopening costs were approximately $117,000 year-to-date 1999, a decrease of approximately $246,000 from approximately $363,000 in the corresponding period of 1998. We expense preopening costs as incurred. During the third quarter of 1998 we opened 27 stores and had 22 stores under construction. For the year-to-date period ended September 6, 1998 we had opened 63 stores and had 22 under construction. During the third quarter of 1999 we opened three stores and had no stores under construction. For the year-to-date period ended October 3, 1999 we opened 12 stores and had no stores under construction. We have delayed the opening of approximately six stores indefinitely.

    Store EBITDA. Our store EBITDA was approximately $3.6 million in the third quarter of 1999, an increase of approximately $2.6 million from approximately $1.0 million for the corresponding period in 1998. Store EBITDA was approximately $9.2 million year-to-date 1999, an increase of $6.3 million from approximately $2.9 million for the corresponding period in 1998. Approximately $1.0 million of the increase in store EBITDA was due to the third quarter and year-to-date period in 1999 including one additional four week period compared to the comparable 1998 periods. On an average periodic basis, store EBITDA was approximately $912,000 for the third quarter of 1999, an increase of approximately $625,000 from approximately $287,000 for the corresponding period of 1998. The increases were primarily attributable to increased revenue from the maturation of our stores and a reduction in our store operating expenses.

    Depreciation and amortization. Our depreciation and amortization expense was approximately $4.5 million in the third quarter of 1999, an increase of approximately $3.0 million from approximately $1.5 million for the corresponding period in 1998. Depreciation and amortization expense was approximately $10.9 million year-to-date 1999, an increase of approximately $6.6 million from approximately $4.3 million in the corresponding period in 1998. Approximately $1.1 million of the depreciation and amortization increase was due to the third quarter and year-to-date 1999 including one additional four week period. On an average periodic basis, depreciation and amortization expense was approximately $1.1 million for third quarter 1999, an increase of approximately $616,000 from approximately $484,000 for the corresponding period in 1998. The increases were principally due to property and equipment acquired in connection with our expansion.

    Selling, general and administrative expenses. Our selling, general and administrative expenses were approximately $2.9 million in the third quarter of 1999, an increase of approximately $200,000 from approximately $2.7 million in the corresponding period of 1998. Approximately $700,000 of the selling, general and administrative expense was due to third quarter 1999 including one additional four week period. Without the additional four week period, selling, general and administrative costs would have decreased to approximately $2.2 million, a decrease of approximately $500,000 from the corresponding period in 1998. Selling, general and administrative expenses were approximately $7.9 million year-to-date 1999, an increase of approximately $700,000 from approximately $7.2 million for the corresponding period of 1998. Approximately $700,000 of the selling, general and administrative expense increase was due to the year-to-date period in 1999 including one additional four week period. On an average periodic basis, selling, general and administrative expenses were approximately $727,000 a decrease of approximately $158,000 from approximately $885,000 for the corresponding period in 1998. The decrease in our average periodic selling, general and administrative expenses is attributable to our two reductions in force that we have undertaken in 1999. Third quarter 1999 selling, general and administrative expenses decreased as a percentage of revenues from 38% for the quarter ended September 6, 1998 to 20% for the quarter ended October 3, 1999. Selling, general and administrative expenses decreased as a percentage of revenues from 39% for year-to-date 1998 to 21% for year-to-date 1999. These decreases were due to the maturation of our stores opened in 1998 and our implementation of certain initiatives to reduce these expenses, including our February and April 1999 reductions in force.

    EBITDA. Our EBITDA in the third quarter of 1999 was approximately $737,000, an increase of $2.5 million from a loss of approximately $1.8 million for the corresponding period in 1998. EBITDA was approximately $1.2 million year-to-date 1999, an increase of approximately $5.4 million from a loss of approximately $4.2 million for year-to-date 1998. Approximately $283,000 of the EBITDA increase was due to the third quarter and year-to-date 1999 including one additional four week period compared to the comparable 1998 periods. EBITDA for the third quarter 1999 excludes the loss on disposal of property and equipment of approximately $391,000 related to the sale-lease back transaction referred to in the financial statements. The increases were primarily attributable to increased gross profits from additional stores opened as well as from the continued maturation of our stores.

    Interest income and interest expense, net. Our interest income decreased to approximately $35,000 in the third quarter of 1999, a decrease of approximately $479,000 from approximately $514,000 in the third quarter of 1998. Approximately $8,000 of the interest income was due to third quarter 1999 including one additional four week period. Interest income was approximately $99,000 year-to-date 1999, a decrease of approximately $876,000 from approximately $975,000 for the corresponding period in 1998. On an average periodic basis, interest income was approximately $9,000 in third quarter of 1999, a decrease of approximately $162,000 from approximately $171,000 for the corresponding period in 1998. The decrease in interest income was primarily attributable to a lower average cash balance during the third quarter 1999 and year-to-date 1999 compared to the third quarter 1998 and year-to-date 1998. Our interest expense, net of capitalized interest was approximately $5.0 million in the third quarter of 1999, an increase of approximately $1.8 million from approximately $3.2 million in the corresponding period in 1998. Interest expense, net was approximately $11.8 million year-to-date 1999, an increase of approximately $5.6 million from approximately $6.2 million for the corresponding period of 1998. Approximately $1.3 million of the interest expense, net increase was due to the third quarter and year-to-date 1999 including one additional four week period compared to the comparable 1998 periods. On an average periodic basis, interest expense, net was approximately $1.3 million for the third quarter of 1999, an increase of approximately $200,000 from approximately $1.1 million for the corresponding period of 1998. The increase in interest expense, net was primarily attributable to the accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings under our existing credit facility. We had no outstanding borrowings under our existing credit facility at the end of fiscal year 1998 and had approximately $9.3 million in borrowings at the end of the third quarter of 1999.

    Net loss. Our net loss recorded in the third quarter of 1999 was $9.1 million, an increase of approximately $3.2 million from a $5.9 million net loss recorded in the corresponding period of 1998. Net loss was approximately $21.9 million year-to-date 1999, an increase of approximately $7.8 million from $14.1 million for the corresponding period in 1998. Approximately $2.1 million of the net loss increase was due to the third quarter and year-to-date 1999 including one additional four week period compared to the comparable 1998 periods. On an average periodic basis, net loss was approximately $2.3 million for the third quarter of 1999, an increase of approximately $300,000 from approximately $2.0 million for the corresponding period of 1998. The increased loss was primarily attributable to the depreciation and amortization associated with the 40 new stores that we both acquired and developed since the end of the third quarter of 1998, the interest expense related to our April 1998 offering of senior discount notes and warrants, and the interest expense associated with our outstanding borrowings under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    At October 3, 1999, we had total assets of approximately $123.0 million, including current assets of approximately $5.8 million. Cash and cash equivalents were approximately $2.6 million.

    Our cash used in operations during the year-to-date period ended October 3, 1999 was approximately $1.7 million, a $8.5 million decrease from our cash used in operations during the corresponding period in 1998 of approximately $10.2 million. Our use of cash in each period was primarily attributable to the use of working capital for the payment of our corporate expenses. The decrease in our cash used in operating activities in the year-to-date period ended October 3, 1999 was the result of the continued maturation of our stores and reductions in our selling, general and administrative expenses as discussed above.

    Our cash used in investing activities during the year-to-date period ended October 3, 1999 was approximately $8.7, a $21.7 million decrease from our cash used in investing activities of approximately $30.4 million for the corresponding period in 1998. Our reduced spending on investing activities in the year-to-date period ended October 3, 1999 is due to the substantial decrease in our expansion activities. We expect to make aggregate capital expenditures approximately $11.0 million in capital expenditures for fiscal 1999 to fund our planned 1999 store rollout.

    Our cash provided by financing activities was approximately $8.8 million during the year-to-date period ended October 3, 1999, a decrease of approximately $50.7 million from our cash provided by financing activities of approximately $59.5 million during the corresponding period in 1998. We borrowed funds primarily to pay for our capital expenditures related to our 1999 store rollout. The funds were obtained primarily from our credit facility.

    We generated approximately $737,000 of positive EBITDA during our third quarter of fiscal 1999. We expect to generate positive EBITDA in all 13 periods of 1999. Going forward, we expect to be able to meet our current obligations with cash flows from our store operations. On November 17, 1999 LaSalle Bank National Association took assignment from Heller Financial, Inc. and FINOVA Capital Corporation of our secured revolving credit facility. We had $9.3 million of borrowing capacity under this $40.0 million facility. Availability under the Heller facility was based upon a borrowing base formula determined by income from store operations and net book value of laundry equipment. At the time of the assignment, we had borrowed $9.3 million and had no additional borrowing capacity on the Heller facility.

    In connection with the assignment, LaSalle decreased the maximum principal amount to $12.0 million and restructured the financial covenants. The restructured financial covenants include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment. The LaSalle facility will mature on September 30, 2001, and requires monthly payment of interest only until that date. All principal and interest accrued but unpaid at maturity are payable on the maturity date.

    Obligations under the LaSalle facility shall bear interest with reference to either the "Reference Rate" or the "LIBOR Rate" as we determine at the time we incur each obligation. "Reference Rate Loans" shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. "LIBOR Rate Loans" shall bear interest at the rate of 3.0% plus the interest rate per annum equal to the quotient obtained by dividing (x) the rate of interest determined by LaSalle to be the average of the rate per annum at which deposits in U.S. dollars are generally offered to LaSalle in the London Interbank Market at 11:00 A.M. London time, two business days before the first day of such interest period, for a period equal to such interest period and in the amount of the applicable "LIBOR Rate Loan" by (y) the difference between 100% and any applicable reserve requirements (rounded upward to the nearest whole multiple of 1/100 of one percent per annum), including without limitation, any statutory maximum requirement for LaSalle to hold reserves for "Eurocurrency Liabilities" under Regulation D of the Board of Governors of the of the Federal Reserve System (or any similar reserves under any successor regulation or regulations).

    Simultaneous with the closing of the LaSalle facility, we entered into a term credit facility with Alliance Laundry Systems LLC in the maximum principal amount of $3.0 million. Alliance is our main laundry equipment supplier. The Alliance facility requires monthly payments of interest only until September 30, 2001. Thereafter, 60 monthly payments comprised of $50,000 of principal plus interest on the unpaid outstanding principal balance will be payable. Obligations under the Alliance facility shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. The financial covenants under the Alliance facility include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment.

    In connection with these loans, LaSalle and Alliance entered into an intercreditor agreement pursuant to which they agreed to allocate between them first priority security interests in (I) all of our now owned and hereafter acquired real and personal property, including equipment, and all proceeds thereof and (II) all general intangibles and other intangible assets (including, without limitation, trademarks and trade names) of ours, if any, and the proceeds thereof such that Alliance has first priority with respect to those assets at and in connection with 15 of our stores and LaSalle has a first priority security interest in the balance of our assets. We used the proceeds of the Alliance facility to pay down the $9.3 million outstanding under the LaSalle facility and to finance outstanding amounts we owed Alliance. In addition to drawing $6.3 million on the LaSalle facility to repay Heller, we drew approximately $1.7 million to fund ongoing corporate expenses and to cover costs associated with the closing of the LaSalle and Alliance facilities. Following the approximately $8.0 million net of initial draws on the LaSalle Facility at closing, we had approximately $4.0 million of borrowing availability under the LaSalle facility. LaSalle has reserved the right to reduce our availability under their facility in an amount not to exceed $1.0 million if we have not obtained appropriate consents from the landlords of all of our stores on or before December 26, 1999. Obtaining these consents was a closing condition which LaSalle waived at closing. As of November 17, 2000 we had obtained approximately 81% of the required consents. During the fourth quarter of fiscal 1999 we could be required to write off deferred financing charges which had been capitalized in connection with the Heller facility.

    The LaSalle and Alliance facilities specify customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults to other agreements, bankruptcy and insolvency events and material judgments and liabilities.

    We believe that our cash flow from operations and availability under our credit facility will provide us with sufficient capital resources through October of 2000. Significant variances in budgeted store revenue or Store EBITDA or unforeseen capital requirements could result in insufficient capital resources.

    Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time.

POTENTIAL LOSS OF NET OPERATING LOSSES

    As of October 3, 1999, we had net operating losses ("NOLs") of approximately $50.0 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011.
Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

DEPENDENCE ON MANAGEMENT INFORMATION SYSTEMS; YEAR 2000 COMPLIANCE

    The Year 2000 problem is the result of many management information systems ("MIS") using two digits (rather than four) to define the applicable year. Thus, time sensitive MIS may recognize a date ending in "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions in a company's operations. As a result, in less than a year, MIS used by many organizations may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the failure to become Year 2000 compliant.

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

    SpinCycle's Readiness. Based on our tests and certifications received from MIS providers, we believe that both our critical software systems and store hardware systems are currently Year 2000 compliant. Our assessment of exposure to Year 2000 problems began in March 1998 with a test of all MIS for Year 2000 readiness. Since that time, management has obtained certifications from providers of our accounting, revenue control and other critical software systems that such MIS are Year 2000 compliant. We have completed final test procedures for Year 2000 compliance and believe that our MIS are 100% Year 2000 compliant.

    Readiness of Third Parties. We have taken reasonable precautions to verify the Year 2000 readiness of any third party that could cause a material impact on our operations. Alliance Laundry Systems LLC, the major supplier of our laundry machines, has represented that the electronic controls embedded in the machines we have purchased from them will not malfunction as a result of the Year 2000. Alliance has further represented that the electronic controls embedded in their machines have been tested without incident by simulating the Year 2000 date change. In addition, SpinCycle's providers of essential software systems have certified that such systems are Year 2000 compliant.

    Historical and Estimated Costs. We have not established a separate Year 2000 compliance budget and do not expect to do so. To date, the only costs for Year 2000 compliance have been the expenditure of approximately $50,000 to replace certain personal computers in our stores. Although no assurances can be given, we do not expect future costs related to Year 2000 compliance to have a material adverse effect on results of operations or financial condition. Costs are based on current estimates and actual results may vary significantly from such estimates.

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

SEASONALITY

    Coin-operated laundromat industry data, as well as data generated from our mature and maturing stores, indicates that the coin-operated laundry business experiences seasonal variations in operating performance during the later spring and summer seasons. We believe this seasonality is a result of the reduced volume of heavier clothing worn during the spring and summer months, which results in lower laundry machine usage. We observed the effect of such seasonality in the 70 stores opened for the entire 1998 fiscal year. During fiscal 1998, revenues in these stores fluctuated approximately 11.5%, from a peak during the third period (approximately March) to a low in the ninth period (approximately August). These 70 stores experienced a significant increase in revenues in the final quarter of the year, completing the seasonal cycle. As we now have a significant base of data regarding seasonality, we believe we can better predict the impact of these seasonal changes on our operating results.

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

      Not applicable.

                                 SPINCYCLE, INC.

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

    None.

ITEM 5.      OTHER INFORMATION.

     None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a).     Exhibit 10.1    Amended and Restated Loan and Security between SpinCycle, Inc. and LaSalle Bank
                         National Association dated as of November 17, 1999
         Exhibit 10.2    Revolving Loan Note by SpinCycle, Inc. to LaSalle Bank National Association dated November 17, 1999
         Exhibit 10.3    Loan and Security Agreement between SpinCycle, Inc. and Alliance Laundry Systems LLC dated as of
                         November 17, 1999
         Exhibit 10.4    Note by SpinCycle, Inc. to Alliance Laundry Systems LLC dated November 17, 1999
         Exhibit 10.5    Intercreditor Agreement between LaSalle Bank National Association and Alliance Laundry Systems
                         LLC dated November 17, 1999
         Exhibit 27.1    Financial Data Schedule

    (b).  None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                            SPINCYCLE, INC.


Date: November 17, 1999                     By     /s/ Peter L. Ax
                                               --------------------------------
                                               Peter L. Ax
                                               Chief Executive Officer

                                  Exhibit Index


 Exhibit
 Number             Description
- ------------        ------------
Exhibit 10.1        Amended and Restated Loan and Security between SpinCycle, Inc. and LaSalle Bank
                    National Association dated as of November 17, 1999
Exhibit 10.2        Revolving Loan Note by SpinCycle, Inc. to LaSalle Bank
                    National Association dated November 17, 1999
Exhibit 10.3        Loan and Security Agreement between SpinCycle, Inc. and Alliance Laundry Systems LLC dated as of November 17, 1999
Exhibit 10.4        Note by SpinCycle, Inc. to Alliance Laundry Systems LLC
                    dated November 17, 1999
Exhibit 10.5        Intercreditor Agreement between LaSalle Bank National
                    Association and Alliance Laundry Systems LLC dated November 17, 1999
Exhibit 27.1        Financial Data Schedule