Form 10-K
period 1999-12-26
SPINCYCLE INC
filed 2000-03-27
CIK 1010235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 26, 1999


                                       OR

 / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to


                        Commission file number 333-57883

                                 SPINCYCLE, INC
                 ----------------------------------------------
                    (Exact name of registrant as specified in
                                  its charter)

               Delaware                                   41-1821793
----------------------------------------    ------------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)


15990 N. Greenway Hayden Loop, Suite #400, Scottsdale, Arizona            85260
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

                                 (480) 707-9999
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      As of March 27, 2000, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.


INDEX                                                             PAGE

PART I                                                               3

Item 1.                Business                                      3

Item 2.                Properties                                    4

Item 3.                Legal Proceedings                             5

Item 4.                Submission of Matters to a Vote of            5
                       Security Holders

PART II                                                              5

Item 5.                Market for Registrant's Common Equity         5
                       and Related Stockholder Matters

Item 6.                Selected Financial Data                       5

Item 7.                Management's Discussion and Analysis of
                       Financial Condition and Results of            8
                       Operations

Item 7A.               Quantitative and Qualitative Disclosures      14
                       About Market Risk

Item 8.                Financial Statements and Supplementary        15
                       Data

Item 9.                Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosure                                    33

PART III                                                             33

Item 10.               Directors and Executive Officers of the       33
                       Registrant

Item 11.               Executive Compensation                        35

Item 12.               Security Ownership of Certain Beneficial      39
                       Owners and Management

Item 13.               Certain Relationships and Related             41
                       Transactions

PART IV                                                              41

Item 14.               Exhibits, Financial Statement Schedules,      41
                       and Reports on Form 8-K

SIGNATURES                                                           42

                                 SPINCYCLE, INC.

--------------------------------------------------------------------------------
PART I

ITEM 1.  BUSINESS

   SpinCycle, Inc. ("SpinCycle"), a Delaware corporation, was founded in October 1995 to develop and implement SpinCycle's unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. SpinCycle was formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in executing its business plan. In sharp contrast to many existing laundromats, a SpinCycle laundromat is an inviting, spacious and well-equipped facility that is conveniently located, clean, well-lighted and always attended.

   Since opening our first store in April 1996, we have acquired and developed stores at a rapid pace. By year-end 1996 we had opened 14 stores, in 1997 we added 57 stores, in 1998 we added 93 stores (in 1998 we closed one store following a lease buyout by a landlord) and in 1999 we had a net increase of nine stores (in 1999 we closed three stores that were purchased in previous years as part of multi-location acquisitions). As of March 27, 2000, we had 172 stores in 25 markets, including 109 developed stores and 63 acquired stores. Our stores are located primarily in densely populated urban markets. During 2000, we anticipate selective expansion within our existing markets. We expect our growth during 2000 to be significantly less than our growth in previous years, as future growth will be contingent upon raising additional growth capital (See
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview herein).

   Our developed stores are generally between 3,500 and 5,500 square feet, significantly larger than the 1,500 to 2,500 square feet of a typical laundromat, and generally contain 50 washers of varied capacities and 54 large capacity dryers. Each store is staffed during operating hours by at least one customer service representative who assists customers, maintains the facility and performs other services, if offered. Customers can sort and fold laundry while watching color television with cable programming at 12 to 14 folding stations and purchase food, beverages and laundry supplies from vending machines. Our acquired stores typically conform to a SpinCycle developed store in terms of location (physical location and area demographics), store size and machine mix and converted to a SpinCycle store with new signage, fresh paint and installation of our computer and point of sale systems.

   We have employed a systematic two-pronged approach of opportunistic development and consolidation. We approach expansion methodically, utilizing our knowledge of our customer as the basis for our growth. We base our expansion decisions on a careful examination of the market. Utilizing demographic studies which analyze the concentration of the typical SpinCycle customer, we determine target markets and define trade areas within these markets, then opportunistically develop or acquire stores that meet, or can be converted to meet, our target store economics.

       In order to maximize machine utilization, and increase store revenue we have introduced several new initiatives as potential revenue generators to our stores. In 1998, we introduced the following programs:

     WASH & FOLD whereby customers deliver their laundry to our stores and our staff washes, dries and folds it, generally within one day. We have made a significant effort to create a uniform, branded service of our Wash & Fold service by, among other things, training our employees in consistent performance, folding, separation and packaging of each customer's laundry. We use premium soap, softeners and other laundry products in this service, and our goal is to create a consistent, premium service chain-wide. As of December 26, 1999 we were offering Wash & Fold in approximately 80% of our stores.

     FULL-SIZED LAUNDRY SOAP SALES in our stores in addition to the single load-sized boxes of laundry soap that are dispensed through vending machines. The introduction of these products has proven to be a significant customer convenience, and as of December 26, 1999 we were offering full-sized laundry soap sales in approximately 95% of our stores.

     DRY CLEANER DEPOT whereby we provide our Wash & Fold service, branded as "TLC" or "Total Laundry Care", to dry cleaners who elect to offer the service at their store. The dry cleaner collects the laundry and delivers it to a designated SpinCycle location. We process the laundry overnight for pick-up by the dry cleaner.

   In October 1999, based on the success of the programs we initiated in 1998, we began test marketing a pick-up and delivery service for home laundry in the Miami market. Customers of the service have their everyday laundry picked up, professionally laundered and then returned to them at their home or office. In addition to everyday laundry, the subscribers to this service can have their dry cleaning picked up, processed by a third-party dry cleaning partner, and returned to them. In order to initiate the service, customers can visit our web site (www.e-wash.com) or call a toll free number. The customer is provided with either a small (approximately 15 lbs.), medium (approximately 25 lbs.), or large (approximately 40 lbs.) bag in which to place the customer's laundry to be processed. The bag is returned to the customer washed, dried and folded along with all of their laundry.

     Initial demand for this service has been strong. The laundry is typically being processed between the hours of 12:00 a.m. and 6:00 a.m. (hours our stores are not open to retail customers). We are currently processing the laundry in two of our Miami stores and utilizing five vans for pick-up and delivery. In addition, we have converted previously unused adjacent storage space at one of these stores into a call center and dispatching hub. We believe that we are uniquely positioned to offer this service on a national basis in that we have processing facilities in 25 markets across the United States.

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

   As of December 26, 1999, we had 959 total employees of whom 490 are full time and 469 are part-time. Each of our full-time employees is eligible for medical benefits, which management believes helps us hire and retain the best available employees. Our part-time employees work primarily in our stores and are engaged primarily in customer service functions.


ITEM 2.  PROPERTIES

   As of December 26, 1999, we had opened a total of 172 stores in 25 markets. SpinCycle stores are generally located in densely populated urban markets, including Albuquerque, Atlanta, Austin, Baltimore, Chicago, Cleveland, Dallas, Detroit, El Paso, Houston, Indianapolis, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, Norfolk, Philadelphia, Phoenix, Richmond, San Antonio, San Diego, St. Louis, Washington, D.C. and West Palm Beach. Our stores generally range in size from 3,500 to 5,500 square feet. We lease 166 of these locations and own the real estate where six of these stores are operating. As of March 27, 2000 we were also party to four leases for stores which we do not believe we will open in 2000. Our store leases are generally for ten-year initial terms with four five-year renewal options. SpinCycle leases its headquarters, which is located at 15990 North Greenway Hayden Loop, Suite 400, Scottsdale, Arizona 85260 pursuant to a five year lease with two five-year renewal options.


ITEM 3.  LEGAL PROCEEDINGS


   We are currently involved in various legal proceedings of a character normally incident to businesses like ours. We do not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   During the year ended December 26, 1999 we issued options to purchase an aggregate of 3,156 shares of our common stock to our employees, all of which have an exercise price of $200 and substantially all of which vest 20% per year on each anniversary of grant. In addition, we issued options to purchase an aggregate of 120 shares of our common stock to our non-employee directors, all of which have an exercise price of $200 and all of which vest one-third per year on each anniversary of grant. There is no public market for any of our equity securities. As of March 27, 2000, we had approximately 44 holders of our common stock and approximately 173 holders of our equity securities. We have not paid any dividends and do not expect to pay any dividends in the near future.











ITEM 6.  SELECTED FINANCIAL DATA

   The following table reflects our summary historical financial and certain other data for the periods indicated, and should be read in conjunction with our financial statements, including the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Our 1995 fiscal year was for the period from October 10, 1995 (inception) through December 31, 1995, and our 1996 fiscal year was for the period from January 1, 1996 through December 31, 1996. On December 1, 1997, we elected to change our financial reporting to a 13 period fiscal year, comprised of 13 four-week periods (each period containing four Monday through Sunday weeks). As such, our 1997 fiscal year was the period from January 1, 1997 through December 28, 1997, our 1998 fiscal year was the period from December 29, 1997 through December 27, 1998 and our 1999 fiscal year was the period from December 28, 1998 through December

26, 1999. The following summary historical statement of operations data, insofar as it relates to each of the fiscal years 1995 through 1999, has been derived from audited annual financial statements.

                                                                              FISCAL YEAR ENDED
                                       ---------------------------------------------------------------------------------------------
                                         DECEMBER 31,    DECEMBER 31,            DECEMBER 28,           DECEMBER 27,    DECEMBER 26,
                                            1995           1996                      1997                   1998           1999
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Revenues                              $       --        $ 1,015                  $  8,653                $ 30,936      $ 52,174
                                       -----------       -------                  --------                --------      --------
 Operating income (loss)                       (5)        (3,873)                  (13,337)                (15,270)      (13,953)
                                       -----------       -------                  --------                --------      --------
 Net income (loss) before
   extraordinary loss                          (5)        (3,894)                  (13,796)                (24,321)      (29,663)
 Extraordinary loss from early
   extinguishment of debt                      --             --                        --                    (334)(1)      (782)(2)
                                       -----------       -------                  --------                --------       --------
 Net income (loss)                             (5)        (3,894)                  (13,796)                (24,655)       (30,445)
 Re-pricing of series C preferred
   stock(3)                                     --            --                        --                 (1,459)             --
 Accretion of mandatorily redeemable
   Preferred stock                             --            --                    (1,941)                   (756)             --
                                       -----------       -------                  --------                --------      ----------
 Net income (loss) applicable to
   holders of common stock             $       (5)      $(3,894)                 $(15,737)               $(26,870)     $  (30,445)
                                       ===========      ========                 =========               =========     ===========

 Net loss per common share             $(1,362.75)     $(117.42)                 $(412.76)               $(937.60)     $(1,096.60)
                                       ===========      ========                 =========               =========     ===========
 Weighted average number of common
   shares outstanding                           4         33,162                    38,127                  28,658          27,763
 Cash dividends declared                       --             --                        --                      --              --
                                       ===========      ========                 =========               =========      ===========

 SELECTED OPERATING DATA:
 Cash flows provided by (used in)
   Operating activities                $      (33)        $2,380                  $(8,973)              $  (3,877)      $    (618)
 Cash flows provided by (used in)
   Investing activities                       (18)       (8,504)                  (22,862)                (58,936)         (9,092)
 Cash flows provided by (used in)
   Financing activities                         56         6,479                   39,724                   58,803           9,597
 EBITDA(4)(5)                                  (5)       (3,305)                  (10,516)                 (5,685)           2,536
 Store EBITDA(6)                                --         (651)                       213                   5,736          12,969
 Depreciation and amortization                  --           568                     2,341                   9,562          14,310
 Capital expenditures(7)               $        18      $ 13,391                 $  54,220              $   68,312       $   9,845
 Stores open at end of period                   --            14                        71                     163             172

SELECTED FINANCIALS CONTINUED

                                                       AS OF           AS OF          AS OF        AS OF         AS OF
                                                    DECEMBER 31,    DECEMBER 31,  DECEMBER 28,  DECEMBER 27,  DECEMBER 26,
                                                       1995            1996          1997          1998          1999

                                                                                 (IN THOUSANDS)

BALANCE SHEET DATA:

Property and equipment .......................    $      18      $  12,841      $  53,969      $ 100,657     $  95,242

Total assets .................................           55         13,809         75,496        128,256       119,544

Total debt ...................................           --          4,592         35,926        103,432       128,148

Total liabilities ............................           60         10,890         46,330        115,593       137,326

Mandatorily redeemable........................           --          6,810         48,793           --            --
preferred stock(8)

Convertible preferred.........................           --             --             --        50,846        50,846
stock(8)

Stockholders' equity (deficit)................          (5)        (3,891)       (19,627)        12,663       (17,782)



(1) Our net loss for the year ended December 27, 1998, includes the extraordinary loss associated with the write off of approximately $334 of unamortized deferred financing costs related to two of our prior credit facilities.

(2) Our net loss for the year ended December 26, 1999 includes the extraordinary loss associated with the write off of approximately $782 of unamortized deferred financing costs related to the replacement of our former bank credit facility.

(3) We have recognized the fair value of the 7,295 shares of common stock issued pursuant to the re-pricing of the series C convertible preferred stock as a return to the series C preferred stockholders. Accordingly, this amount has been deducted from our net loss in determining the net loss available to common stockholders for purposes of calculating basic and diluted earnings per share. See also Note 9 of our Financial Statements.

(4) EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. EBITDA is presented because we believe it is a widely accepted financial indicator of an entity's ability to incur and service debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements.

(5) EBITDA for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997, excludes the losses on impairment and disposal of long-lived assets of $2,187, $23 and $480, respectively.

(6) Store EBITDA is EBITDA before allocation of any selling, general and administrative expenses. While Store EBITDA is not intended to represent operating income or loss as defined by GAAP (as GAAP operating income or loss includes such allocation of selling, general and administrative expenses) and should not be considered as an indicator of operating performance as measured by GAAP, it is included herein to provide additional information with respect to store-level cash operating margins.

(7) Capital expenditures includes the purchase of laundromat equipment pursuant to a supply agreement and financed with borrowings in connection with our former senior credit facilities of approximately $164, $2,455 and $31,358 in fiscal 1999, 1998 and 1997, respectively. The capital expenditures for 1997 include approximately $11,485 of laundromat equipment for use in stores opened in 1998. The capital expenditures for 1998 and 1997 include approximately $872 and $4,120 for land acquired and held for sale-leaseback transactions, $1,919 of which is shown under the heading "Land held for sale-leaseback" on our balance sheet at December 26, 1999. Capital expenditures also include the cash outlay to acquire new businesses (net of cash acquired). Such outlays totaled approximately $26,880 and $12,064 for the years ended December 27, 1998 and December 28, 1997, respectively.

(8) Concurrently with the closing of the sale of our senior discount notes, the put rights previously associated with our series A and series B convertible preferred stock were terminated, and therefore, those shares were no longer mandatorily redeemable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   SpinCycle is a specialty retailing company engaged in the coin-operated laundry business. Our company was founded in October 1995 to develop and implement SpinCycle's unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. Our company was formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in our expansion and business plan.

   Fiscal 1999 was a very exciting year for us, as we achieved several financial milestones. We realized positive EBITDA in all 1999 periods. We experienced approximately 7.7% same store sales growth for our mature (both acquired and developed) stores. Our average store EBITDA has increased from approximately $36,000 for fiscal 1998 to approximately $75,000 for fiscal 1999. In addition to achieving many financial goals, we were also able to replace our former bank credit facility with other credit facilities which better fit our capital needs and provides for additional borrowing capacity at reduced cost (see "-Liquidity and Capital Resources" below).

   To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count has grown rapidly since our first store was opened in April 1996, and at year end 1996, 1997, 1998 and 1999 we had 14, 71, 163 and 172 stores, respectively. We are also party to four leases for property that we do not intend to develop as stores by year-end 2000. We have not made any further commitments for acquisitions or new store developments. We closed three stores during 1999, all of which were part of multi-store acquisitions from prior years.

   Our rapid development and acquisition of laundromats has required significant capital resources. To date, we have not been profitable and have generated net operating losses and negative cash flow from operations. As such, our expansion has been facilitated through private equity investments, proceeds from the issuance of our senior discount notes, borrowings from our credit facilities and revenue generated from our stores. Until such time as we can access the public equity markets with a favorable valuation, or access other sources of expansion capital, we have elected to proceed cautiously with our expansion, slowing our development or acquisition to judiciously utilize available sources of growth capital.

   We continue to maintain a significant backlog of potential development sites, but do not expect to sign any additional commitments to develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations. This lack of significant growth capital prompted a significant decrease in our growth rate, and in February 1999 and again in April 1999 we implemented a reduction in force. These reductions in force were primarily focused on our growth-related and administrative personnel, including regional directors of development and acquisitions and corporate and field level construction managers.

   During 1999, our quarter to quarter performance increased significantly compared to prior years, primarily due to our maturing store base. Our first, second and third quarters consisted of three periods (12 weeks) in 1998, while the fourth quarter contained four periods (16 weeks). Beginning in 1999, our first, second and fourth quarters contain three periods, and our third quarter contains four periods.

RESULTS OF OPERATIONS


Year Ended December 26, 1999 Compared to Year Ended December 27, 1998:

   Revenues. Our revenues were approximately $52.2 million for 1999, an increase of approximately $21.3 million from approximately $30.9 million in 1998. Our growth in revenue was primarily attributable to the continued maturation of our developed and acquired stores and a net increase of nine stores since the end of 1998.

   Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization ("store operating expenses") were approximately $39.1 million in 1999, an increase of approximately $14.6 million from approximately $24.5 million in 1998. The increase in store operating expenses was primarily attributable to the 93 stores that we added during 1998 being operational for all of 1999 and a net increase of nine stores in 1999. Our store operating expenses as a percentage of revenues decreased from 79% in 1998 to approximately 75% in 1999. This decrease is a result of the maturation of certain developed stores and our slowed growth in 1999 which has enabled us to further concentrate our efforts toward operating efficiencies.

   Gross Operating Profit. Our gross operating profit was approximately $13.1 million in 1999, an increase of approximately $6.7 million from approximately $6.4 million in 1998. This increase was primarily attributable to our aforementioned increase in revenues during the period and our focus on improving operating efficiencies.

   Pre-opening Costs. Our pre-opening costs were approximately $117,000 in 1999, a decrease of approximately $575,000 from approximately $692,000 in 1998. We expense our pre-opening costs as incurred. This decrease was the result of our slowed growth during 1999.

   Store EBITDA. Our Store EBITDA was approximately $13.0 million in 1999, an increase of approximately $7.3 million from store EBITDA of $5.7 million in 1998. This increase was primarily attributable to a net increase of nine stores during 1999, a full year's operating results from the 93 stores that were opened during 1998, increased revenue from the operations and maturation of both new and existing stores and increased control of store operating expenses.

   Depreciation and Amortization. Our depreciation and amortization expense was approximately $14.3 million in 1999, an increase of approximately $4.7 million from approximately $9.6 million in 1998. This increase was principally due to our purchases of property and equipment in connection with our 1998 and 1999 expansion.

   Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $10.4 million in 1999, a decrease of approximately $1.0 million from approximately $11.4 million in 1998. The decrease was primarily attributable to two reductions in force that were initiated in February and April of 1999 in which 28 general and administrative employees were released from their employment. Selling, general and administrative expenses decreased as a percentage of revenue to 20% in 1999 from 37% in 1998. This decrease was due to increased revenue generated from a larger base of mature and maturing stores opened in 1998 and 1999 and the initiation of the two reductions in force during 1999.

   Losses on impairment and disposal of long-lived assets. Losses on impairment and disposal of long-lived assets totalled approximately $2.2 million for 1999 and included losses on store closures of approximately $1.0 million, impairment of underperforming stores of $585,000, a loss on sale-leaseback transaction of $390,000 and other losses on asset dispositions in the normal course of business of $199,000. (See notes 2 and 3 to our financial statements for further details.) These transactions included writedowns of leasehold improvements and goodwill associated with the closed and impaired stores. The balance sheet at December 26, 1999 includes accrued lease obligations aggregating $528,000 relating to the closed stores.

   Interest Income and Interest Expense, net. Our interest income was approximately $128,000 in 1999, a decrease of approximately $1.2 million from approximately $1.3 million in 1998. The decrease in interest income was primarily attributable to a lower average cash balance during 1999 as compared to 1998 when we had the proceeds of our senior discount notes on hand. Interest expense, net of capitalized interest was approximately $15.8 million in 1999, an increase of approximately $5.4 million from approximately $10.4 million in 1998. Our increase in interest expense, net was primarily attributable to the accretion of interest expense related to our senior discount notes outstanding since April 1998 and interest expense for borrowings on our bank credit facility. Our outstanding borrowings under the LaSalle facility were approximately $7.5 million at the end of fiscal year 1999. Our outstanding borrowings under the Alliance facility were $3.0 million at the end of fiscal 1999.

   Net Loss before Extraordinary Loss. The net loss before extraordinary loss recorded in 1999 was $29.7 million, an increase of approximately $5.4 million from the $24.3 million net loss recorded in 1998. Our increased loss was primarily attributable to depreciation and amortization associated with the number of new stores both acquired and developed since the end of 1997, the increase in interest expense discussed above and the increase in losses on impairment and disposal of long-lived assets of approximately $2.2 million.

   Extraordinary Loss from Early Extinguishment of Debt. The extraordinary loss relates to the write-off of the unamortized balance of debt issuance costs that were paid in connection with our former bank credit facility. (See note 15 to our financial statements.) These costs were written off as a result of the replacement of this facility with the LaSalle Bank National Association and Alliance Laundry Systems LLC facilities.


Year Ended December 27, 1998 Compared to Year Ended December 28, 1997:


   Revenues. Our revenues were approximately $30.9 million for 1998, an increase of approximately $22.2 million from approximately $8.7 million in 1997. Our growth in revenue was primarily attributable to the addition of 93 stores since the end of 1997 and the maturation of our developed stores, which were opened in 1996.

   Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses were approximately $24.5 million in 1998, an increase of approximately $16.5 million from approximately $8.0 million in 1997. The increase in store operating expenses was primarily attributable to our addition of 93 stores during 1998. Our store operating expenses as a percentage of revenues decreased from 92% in 1997 to approximately 79% in 1998. This is a result of the maturation of certain developed stores, our acquisition of additional stores and the implementation of initiatives designed to reduce store operating expenses, particularly labor expense. Our implementation of these initiatives began in the first quarter of 1998.

   Gross Operating Profit. Our gross operating profit was approximately $6.4 million in 1998, an increase of approximately $5.7 million from approximately $670,000 in 1997. This increase was primarily attributable to our aforementioned increase in revenues during the period and our initiatives to reduce store operating expenses, particularly labor expenses.

   Pre-opening Costs. Our pre-opening costs were approximately $692,000 in 1998, an increase of approximately $235,000 from approximately $457,000 in 1997. We expense our pre-opening costs as incurred. This increase was the result of our acquisition and development of 93 additional stores which opened during 1998.

   Store EBITDA. Our Store EBITDA was approximately $5.7 million in 1998, an increase of approximately $5.5 million from store EBITDA of $213,000 in 1997. This increase was primarily attributable to the addition of 93 developed or acquired stores during 1998, increased revenue from the operations and maturation of both new and existing stores and increased control of store expenses.

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

   Interest Income and Interest Expense, net. Our interest income increased to approximately $1.3 million in 1998, an increase of approximately $867,000 from approximately $433,000 in 1997. The increase in interest income was primarily attributable to our investment of the $96.8 million of net proceeds from our April 1998 private offering of approximately $145.0 million aggregate principal amount of 12.75% senior discount notes and warrants to purchase common stock which were ultimately used for capital investment and to fund operations. Interest expense, net of capitalized interest was approximately $10.4 million in 1998, an increase of approximately $9.5 million from approximately $892,000 in 1997. Our increase in interest expense, net was primarily attributable to accretion of the original issue discount related to the offering.

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

   Extraordinary Loss from Early Extinguishment of Debt. The extraordinary loss relates to the write-off of the unamortized balance of debt issue costs that were paid in connection with our former facilities and, to a lesser extent, the equipment and acquisition credit facilities (See note 15 to the Financial Statements.) These costs were written off as a result of the early repayment and termination of these credit facilities with the proceeds of the offering.

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

LIQUIDITY AND CAPITAL RESOURCES

   Net Cash Used in Operating Activities. Our net cash used in operating activities was approximately $618,000 in 1999, a decrease of approximately $3.3 million compared to our net cash used in operating activities of approximately $3.9 million in 1998. This decrease was due primarily to an increase of approximately $6.7 million in gross operating profit generated during 1999 from our mature and maturing stores partially offset by a decrease in our accounts payable of approximately $4.1 million at fiscal year end 1999 as compared to fiscal year end 1998.

   Net Cash Used in Investing Activities. Our net cash used in investing activities was approximately $9.1 million in 1999, a decrease of approximately $49.8 million compared to net cash used in investing activities of approximately $58.9 million in 1998. The decrease was due to our slow down of expansion activities during 1999. In 1999 we opened 12 stores as compared to 93 stores opened in 1998.

   Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $9.6 million in 1999, a decrease of approximately $49.2 million from net cash provided by financing activities of approximately $58.8 million in 1998. We borrowed funds primarily to pay for our capital expenditures related to our 1999 store rollout plan. The funds were obtained primarily from our Heller facility which was subsequently replaced by our LaSalle and Alliance facilities. In the comparable 1998 period, the proceeds from our senior discount notes were the source of our borrowings.

   We generated approximately $2.5 million of positive EBITDA during fiscal 1999. During 2000, we expect to be able to meet our current obligations with cash flows from our store operations. On November 17, 1999 we entered into a $12.0 million secured revolving credit facility with LaSalle Bank National Association to replace our facility with Heller Financial, Inc. Availability under the Heller facility was based upon a borrowing base formula determined by income from store operations and net book value of laundry equipment. At the closing of the LaSalle facility, we repaid the $9.3 million outstanding on the Heller facility, which was the maximum we could have borrowed on the facility at the time as a result of the financial covenants contained in the Heller facility, and had no additional borrowing capacity on the $40.0 million Heller facility.

   The LaSalle facility has less restrictive financial covenants than the Heller facility. The financial covenants include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment covenant. The LaSalle facility will mature on September 30, 2001, and requires monthly payment of interest only until that date. All principal and interest accrued but unpaid at maturity are payable on the maturity date. As of March 27, 2000, we have made all monthly interest payments due on the LaSalle facility on a timely basis.

    Obligations under the LaSalle facility bears interest with reference to either the "Reference Rate" or the "LIBOR Rate" as we determine at the time we incur each obligation. "Reference Rate Loans" shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. "LIBOR Rate Loans" shall bear interest at the rate of 3.0% plus the interest rate per annum equal to the quotient obtained by dividing (x) the rate of interest determined by LaSalle to be the average of the rate per annum at which deposits in U.S. dollars are generally offered to LaSalle in the London Interbank Market at 11:00 A.M. London time, two business days before the first day of such interest period, for a period equal to such interest period and in the amount of the applicable "LIBOR Rate Loan" by (y) the difference between 100% and any applicable reserve requirements (rounded upward to the nearest whole multiple of 1/100 of one percent per annum), including without limitation, any statutory maximum requirement for LaSalle to hold reserves for "Eurocurrency Liabilities" under Regulation D of the Board of Governors of the of the Federal Reserve System (or any similar reserves under any successor regulation or regulations).

   Simultaneous with the closing of the LaSalle facility, we entered into a revolving credit facility with Alliance Laundry Systems LLC in the maximum principal amount of $3.0 million. Alliance is our main laundry equipment supplier. The Alliance facility requires monthly payments of interest only, until and including the first business day of September, 2001. Thereafter, the facility requires 59 monthly payments comprised of $50,000 of principal plus the accrued interest on the unpaid principal balance and a sixtieth payment of accrued interest only. Obligations under the Alliance facility shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. The financial covenants under the Alliance facility include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment. As of March 27, 2000, we have made all monthly interest payments due on the Alliance facility on a timely basis.

   In connection with these loans, LaSalle and Alliance entered into an intercreditor agreement pursuant to which they agreed to allocate between them first priority security interest upon (I) all of our now owned and hereafter acquired real and personal property and all proceeds thereof and (II) all general intangibles and other intangible assets (including, without limitation, trademarks and trade names) of ours, if any, and the proceeds thereof such that Alliance has first priority with respect to those assets at and in connection with 15 of our stores and LaSalle has a first priority security interest in the balance of our assets.

   We used the $3.0 million of proceeds from the Alliance facility to pay down the LaSalle line to approximately $7.1 million and to finance amounts we owed to Alliance. Additionally, we drew approximately $350,000 to cover accrued interest on the Heller line and costs associated with the closing of the LaSalle and Alliance facilities. The principal balance on the LaSalle facility on December 26, 1999 was approximately $7.5 million. We currently have $4.5 million of borrowing availability under the LaSalle facility. LaSalle has reserved the right to reduce our availability under the facility in an amount not to exceed $1.0 million if we have not obtained appropriate consents from the landlords of all of our stores on or before December 26, 1999. Obtaining these consents was a closing condition which LaSalle waived at closing. As of December 26, 1999 we had obtained approximately 95% of the required consents. LaSalle has not notified us that our ability has been limited by $1.0 million. During the fourth quarter of 1999, we were required to write off deferred financing charges which had been capitalized in connection with the Heller facility.

   The LaSalle and Alliance facilities specify customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults to other agreements, bankruptcy and insolvency events and material judgements and liabilities.

   We believe that our cash flow from operations and availability under our credit facility will provide us with sufficient capital resources through fiscal 2000. Significant variances in budgeted store revenue or Store EBITDA or unforeseen capital requirements could result in insufficient capital resources.

   Beginning on November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, we will be required to repay the principal balance owing on the LaSalle facility. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time. Absent our ability to obtain additional sources of funding or to significantly modify these required debt service obligations, it is unlikely that we will be able to make these required cash payments when due.

POTENTIAL LOSS OF NET OPERATING LOSSES

   As of December 26, 1999, we had net operating losses ("NOLs") of approximately $44.2 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

YEAR 2000

   We began preparation for the Year 2000 date transition in 1999. In connection with this effort, we completed an inventory of all mission critical systems with Year 2000 implications, assessed the readiness of those systems and replaced, retired or upgraded those systems that were not Year 2000 ready. The discovery phase of our program was complete in 1999 and all desktop systems, application software, and servers were updated to a compliant level. We also completed the remediation and testing phase for all embedded computer chip systems. In 1999, we requested letters of compliance from each of our vendors and installed upgrades and patches to systems that were not compliant.

   During the Year 2000 date transition, we did not experience any failure of mission critical systems nor have we experienced any significant problem with regard to third party suppliers. We do not anticipate any material adverse effect to our business in the future as a result of Year 2000 related problems. Total costs associated with our Year 2000 project were funded with operating cash flow and approximated $50,000.


SEASONALITY

   Coin-operated laundromat industry data, as well as data generated from our mature stores, indicates that the coin operated laundry business experiences seasonal variations in operating performance during the later spring and summer seasons. We believe this seasonality is a result of the reduced volume of heavier clothing worn during the spring and summer months, which results in lower laundry machine usage. We observed the effect of such seasonality in the 90 stores that were mature for the entire 1999 fiscal year. During the 1999 fiscal year, revenues in these stores decreased approximately 8.8%, from a peak during the third period to a low in the eighth period. These 90 stores experienced a significant increase in revenues in the final quarter of the year, completing the seasonal cycle. As we now have a significant base of data regarding seasonality, we have adjusted our 2000 budgets to account for the seasonal patterns experienced in 1999.


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

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SpinCycle, Inc.:

   In our opinion, the accompanying balance sheets and the related statements of operations, of mandatorily redeemable preferred stock and shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SpinCycle, Inc. at December 26, 1999 and December 27, 1998, and the results of its operations and its cash flows for the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2000

                                 SPINCYCLE, INC.

                                 BALANCE SHEETS

                                                                                                  December 26,       December 27,
                                                                                                      1999               1998
                                                                                                 -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                      $   4,125,919      $   4,239,099
  Landlord allowances                                                                                  176,340            781,628
  Prepaid expenses                                                                                      92,490            582,006
  Inventory                                                                                            298,477            112,964
  Land held for sale-leaseback                                                                       1,919,209          2,194,533
  Other current assets                                                                                 685,508            687,483
                                                                                                 -------------      -------------
     Total current assets                                                                            7,297,943          8,597,713

Property and equipment, net                                                                         95,241,610        100,657,304
Goodwill, net                                                                                       12,634,520         13,610,471
Other assets                                                                                         4,370,021          5,390,972
                                                                                                 -------------      -------------
     Total assets                                                                                $ 119,544,094      $ 128,256,460
                                                                                                 =============      =============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                               $     885,231      $   4,986,996
  Construction payables                                                                                      -            389,393
  Accrued utilities                                                                                  1,296,144          1,003,766
  Accrued expenses                                                                                   2,666,326          2,626,384
  Current portion of deferred rent                                                                     493,335            311,557
  Current portion of long-term debt                                                                    207,460            210,275
                                                                                                 -------------      -------------
     Total current liabilities                                                                       5,548,496          9,528,371

Long-term debt                                                                                     127,940,845        103,221,752
Deferred rent                                                                                        3,407,741          2,650,724
Other liabilities                                                                                      428,520            192,308
                                                                                                 -------------      -------------
     Total liabilities                                                                             137,325,602        115,593,155
                                                                                                 -------------      -------------
Shareholders' equity (deficit):
  Series A, Series B and Series C convertible
     preferred stock, $.01 par value,
     370,000 shares authorized, 275,402
     shares issued and outstanding                                                                  50,845,810         50,845,810
  Common stock, $.01 par value, 630,000 shares authorized,
     27,763 shares issued and outstanding                                                                  278                278
  Common stock warrants                                                                              5,625,000          5,625,000
  Additional paid-in capital - common stock                                                          1,430,259          1,430,259
  Accumulated deficit                                                                              (75,682,855)       (45,238,042)
                                                                                                 -------------      -------------
     Total shareholders' equity (deficit)                                                          (17,781,508)        12,663,305
                                                                                                 -------------      -------------
     Total liabilities and shareholders' equity                                                  $ 119,544,094      $ 128,256,460
                                                                                                 =============      =============


The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                     Years Ended
                                                                                  -------------------------------------------------
                                                                                   December 26,      December 27,      December 28,
                                                                                       1999              1998              1997
                                                                                   ------------      -------------     ------------
Revenues                                                                           $ 52,173,829      $ 30,936,080      $  8,652,888
Cost of revenues -- store operating expenses, excluding
  depreciation and amortization                                                      39,087,921        24,508,404         7,982,566
                                                                                   ------------      -------------     ------------
  Gross operating profit, excluding depreciation
  and amortization                                                                   13,085,908         6,427,676           670,322

Preopening costs                                                                        116,882           691,890           456,920
Depreciation and amortization                                                        14,310,352         9,561,742         2,340,647
Selling, general and administrative expenses                                         10,433,310        11,420,877        10,729,663
Losses on impairment and disposal of long-lived assets                                2,177,972            22,913           479,500
                                                                                   ------------      -------------     ------------
  Operating loss                                                                    (13,952,608)      (15,269,746)      (13,336,408)

Interest income                                                                         128,017         1,299,615           432,812
Interest expense, net of amount capitalized                                         (15,838,664)      (10,351,341)         (891,913)
                                                                                   ------------      -------------     ------------
  Net loss before extraordinary loss                                               $(29,663,255)     $(24,321,472)     $(13,795,509)
Extraordinary loss from early extinguishment of debt                                   (781,558)         (333,596)                -
                                                                                   ------------      -------------     ------------
  Net loss                                                                         $(30,444,813)     $(24,655,068)     $(13,795,509)
Repricing of Series C preferred stock                                                        --        (1,459,000)                -
Accretion of redeemable preferred stock                                                      --          (755,667)       (1,941,878)
                                                                                   ------------      -------------     ------------
  Net loss applicable to holders of common stock                                   $(30,444,813)     $(26,869,735)     $(15,737,387)
                                                                                   ============      =============     ============
Net loss per common share (both basic and diluted):
  Net loss applicable to holders of common stock
     before extraordinary loss                                                     $  (1,068.45)     $    (925.96)     $    (412.76)
  Extraordinary loss from early extinguishment of debt                                   (28.15)           (11.64)                -
                                                                                   ------------      -------------     ------------
  Net loss applicable to holders of common stock                                   $  (1,096.60)     $    (937.60)     $    (412.76)
                                                                                   ============      =============     ============
Weighted average number of common shares outstanding                                     27,763            28,658            38,127
                                                                                   ============      =============     ============




The accompanying notes are an integral part of these financial statements.

                                SPINCYCLE, INC.

              STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                  Mandatorily
                                                 Common Stock                     Redeemable                     Convertible
                                                Warrants                         Preferred Stock             Preferred Stock
                                              --------------------           ------------------------      ----------------------
                                              Shares        Amount           Shares            Amount      Shares          Amount
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1996                     --        $       --         54,478       $  6,809,700          --   $        --
  Issuance of Series A Redeemable
    Preferred Stock, net                                                      21,350          2,598,750
  Issuance of Series A Redeemable
     Preferred Stock for services                                              1,146            143,300
  Issuance of Series B Redeemable
     Preferred Stock, net                                                    125,498         24,382,912
  Issuance of Common Stock for services
  Accretion of Series A and Series B
     Redeemable Preferred Stock                                                               1,941,878
  Issuance of Series C Redeemable
     Preferred Stock, net                                                     59,741         12,916,265
  Payments of stock subscriptions
  Net loss
                                              -----------------------------------------------------------------------------------
Balance at December 28, 1997                                                 262,213         48,792,805        --              --

  Repurchase of common stock
  Issuance of Series C Redeemable
       Preferred Stock, net                                                    13,189         2,904,500
  Accretion of Series A and Series B
     Redeemable Preferred Stock                                                                 755,667
  Issuance of Common Stock Warrants            26,661         5,625,000
  Issuance of 7,295 shares of common stock
       (Series C repricing @ $200 per share)                                                 (1,459,000)
  Series C Redeemable Preferred Stock
     Issuance Costs Paid                                                                        (93,448)
  Cancellation of put rights on Mandatorily
     Redeemable Preferred Stock                                              (275,402)      (50,900,524)   275,402     50,900,524
  Series C Convertible Preferred Stock
     Issuance Costs Paid                                                                                                  (54,714)
  Common Stock Issuance Costs Paid
  Net loss
                                                ----------------------------------------------------------------------------------
Balance at December 27, 1998                    26,661         5,625,000         --                --      275,402     50,845,810
  Net loss
                                                ----------------------------------------------------------------------------------
Balance at December 26, 1999                    26,661      $  5,625,000         --        $       --      275,402    $50,845,810
                                                ==================================================================================

                                                 Stock                       Common Stock          Additional
                                                Subscriptions        ------------------------        Paid-in         Accumulated
                                                Receivable            Shares           Amount        Capital          Deficit
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1996                   $         --           34,280            $ 343      $    8,227       $ (3,899,374)
  Issuance of Series A Redeemable
     Preferred Stock, net                        (2,668,750)
  Issuance of Series A Redeemable
     Preferred Stock for services
  Issuance of Series B Redeemable
     Preferred Stock, net                       (24,999,912)
  Issuance of Common Stock for services                                4,207               42           1,046
  Accretion of Series A and Series B
     Redeemable Preferred Stock                                                                                       (1,941,878)
  Issuance of Series C Redeemable
     Preferred Stock, net                       (13,272,265)
  Payments of stock subscriptions                40,940,927
  Net loss                                                                                                           (13,795,509)
                                               -----------------------------------------------------------------------------------
Balance at December 28, 1997                             --           38,487              385           9,273        (19,636,761)

  Repurchase of common stock                                         (18,019)            (180)         (9,273)          (190,546)
  Issuance of Series C Redeemable
       Preferred Stock, net
  Accretion of Series A and Series B
     Redeemable Preferred Stock                                                                                         (755,667)
  Issuance of Common Stock Warrants
  Issuance of 7,295 shares of common stock
       (Series C repricing @ $200 per share)                           7,295               73       1,458,927
  Series C Redeemable Preferred Stock
     Issuance Costs Paid
  Cancellation of put rights on Mandatorily
     Redeemable Preferred Stock
  Series C Convertible Preferred Stock
     Issuance Costs Paid
  Common Stock Issuance Costs Paid                                                                    (28,668)
  Net loss                                                                                                           (24,655,068)
                                               ----------------------------------------------------------------------------------
Balance at December 27, 1998                             --           27,763              278       1,430,259        (45,238,042)
  Net loss                                                                                                           (30,444,813)
                                               ----------------------------------------------------------------------------------
Balance at December 26, 1999                   $         --           27,763            $ 278      $1,430,259       $(75,682,855)
                                                ==================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                       Years Ended
                                                                           ----------------------------------------------------
                                                                             December 26,     December 27,        December 28,
                                                                                 1999             1998              1997
                                                                           ----------------------------------------------------
Cash flows provided by (used in) operating activities:
   Net loss                                                                $ (30,444,813)     $ (24,655,068)     $ (13,795,509)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                            14,310,352          9,561,742          2,340,647
     Losses on impairment and disposal of long-lived assets                    2,186,911               --              479,500
     Extraordinary loss from early extinguishment of debt                        781,558            333,596               --
     Issuance of stock for services                                                 --                 --              144,388
     Amortization of debt issuance costs                                         979,923            728,719               --
     Amortization of discount on long-term debt                               14,243,841          8,584,476               --
     Changes in assets and liabilities:
       Landlord allowances                                                       605,288            299,768           (911,396)
       Prepaid expenses                                                          489,516            (98,180)          (282,393)
       Inventory                                                                (185,513)           (41,447)           (22,308)
       Other current assets                                                        1,975            265,398           (912,819)
       Other assets                                                              (74,829)          (412,660)          (269,200)
       Accounts payable                                                       (4,101,765)          (963,090)         1,129,879
       Construction payables                                                    (389,393)          (561,849)           188,395
       Accrued utilities                                                         292,378            386,987            607,938
       Accrued expenses                                                         (252,059)           957,851          1,238,395
       Deferred rent                                                             938,795          1,736,553          1,091,462
                                                                           ----------------------------------------------------
          Net cash provided by (used in) operating activities              $    (617,835)     $  (3,877,204)     $  (8,973,021)
                                                                           ----------------------------------------------------
Cash flows provided by (used in) investing activities:
   Purchase of fixed assets                                                   (9,518,380)       (38,624,850)       (10,470,529)
   Proceeds from sale of fixed assets                                             55,260             94,253               --
   Net proceeds from sale-leaseback transactions                                 534,333          6,827,018               --
   Acquisition of businesses, net of cash acquired                                  --          (26,880,283)       (12,063,521)
   Capitalized interest                                                         (163,332)          (351,787)          (327,727)
                                                                           ----------------------------------------------------
          Net cash used in investing activities:                           $  (9,092,119)     $ (58,935,649)     $ (22,861,777)
                                                                           ----------------------------------------------------
Cash flows provided by (used in) financing activities:
   Advances from shareholder                                                        --                 --             (150,000)
   Payments of debt                                                           (9,575,834)       (47,689,160)           (23,974)
   Debt issuance costs paid                                                     (711,443)        (6,016,805)              --
   Increase in debt                                                           19,884,051        104,156,083               --
   Proceeds from issuance of common stock warrants                                  --            5,625,000               --
   Proceeds from issuance of stock                                                  --            2,904,500               --
   Proceeds from stock subscriptions, net                                           --                 --           39,897,927
   Stock issuance costs paid                                                        --             (176,827)              --
                                                                           ----------------------------------------------------
          Net cash provided by financing activities                        $   9,596,774      $  58,802,791      $  39,723,953
                                                                           ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (113,180)        (4,010,062)         7,889,155
Cash and cash equivalents, beginning of period                                 4,239,099          8,249,161            360,006
                                                                           ----------------------------------------------------
Cash and cash equivalents, end of period                                   $   4,125,919      $   4,239,099      $   8,249,161
                                                                           ====================================================
Supplemental disclosure of non-cash financing activities:
   Stock subscriptions for issuance of redeemable preferred stock          $          --      $          --      $  40,940,927
   Equipment financed with long-term debt                                  $     164,219      $   2,454,840      $  31,357,918
   Repurchase of common stock                                              $          --      $     199,999      $          --
   Accretion of mandatorily redeemable preferred stock                     $          --      $     755,667      $   1,941,878
   Issuance of common stock (Series C repricing)                           $          --      $   1,459,000      $          --

Cash flow during the year for the following:
   Interest paid                                                           $     654,611      $   1,370,023      $   1,173,236



The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     SpinCycle, Inc. ("SpinCycle" or the "Company") is a specialty retailing company engaged in the coin-operated laundry business. The Company currently operates 172 stores in 25 markets throughout the United States. The Company was incorporated under the laws of the state of Minnesota on October 10, 1995 and subsequently reincorporated under the laws of the State of Delaware. The Company was in the developmental stage from October 10, 1995 (inception) to June 30, 1996.

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

   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash equivalents approximates fair value. At December 26, 1999, $181,317 of time deposits were pledged as collateral on outstanding letters of credit related to agreements in place with suppliers and as collateral for the Company's corporate office lease agreement.

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

   PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Capitalized amounts include expenditures which materially extend the useful lives of existing facilities and equipment. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related assets, are charged to expense as incurred. During construction, the Company capitalizes interest monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. Interest capitalized during the years 1999, 1998 and 1997 was $163,332, $351,787 and $327,727, respectively.

     During fiscal 1999 the Company closed three stores and recognized a loss of $1,003,653 including the writedown of leasehold improvements and the accrual of lease obligations remaining for these stores through the conclusion of their lease terms. This loss has been included in the caption "Loss on impairment and disposal of long-lived assets" in the accompanying income statements. At December 26, 1999 the Company has also included $99,693 in accrued expenses and $428,520 in other noncurrent liabilities representing the obligations remaining under the related leases.

   DEPRECIATION AND AMORTIZATION
     Depreciation is provided on the straight-line method over the following useful lives:

                                                       Years
     Laundry equipment                                7 to 15
     Leasehold improvements           Shorter of economic life or lease term.
     Computer and office equipment                       5
     Store equipment (other than laundry equipment)      5

   GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS
     Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 15 years. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the recoverability of goodwill and its other long-lived assets whenever a significant change in the business environment indicates that expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Accumulated amortization of goodwill amounted to $1,591,100 at December 26, 1999 and $642,576 at December 27, 1998.

     During the fourth quarter of fiscal 1999 the Company updated its evaluation of the recoverability of goodwill and other long-lived assets associated with certain underperforming stores that continue in operation. Based on this analysis, the Company determined that the long-lived assets associated with two stores were substantially impaired and, as a result, recorded an impairment loss of $585,000. The impairment losses were determined based on estimated net realizable values and projections of net cash flows. This loss has been included in the caption "Losses on impairment and disposal of long-lived assets" in the accompanying income statement. This loss has been applied against goodwill and leasehold improvements associated with these stores.


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

   ADVERTISING COSTS
     The Company expenses advertising costs as incurred. The Company incurred $320,485, $1,026,193 and $1,574,839 in advertising costs for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

   PRE-OPENING COSTS
     The Company expenses pre-opening costs as incurred. The Company incurred $116,882, $691,890 and $456,920 in pre-opening costs during the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

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

   LIQUIDITY
     During fiscal 1999, the Company experienced a net loss of $30,444,813 and at December 26, 1999 had an accumulated deficit of $75,682,855. The Company's history of losses has been largely due to the large general and administrative infrastructure it put in place to handle the rapid growth it has experienced, as well as depreciation and the accretion of interest on its senior discount notes. During fiscal 1999, the Company maintained positive EBITDA for all fiscal periods. Management believes that the availability of funds from the LaSalle credit facility (see Note 7) and operating revenues from its 172 units opened as of fiscal year end 1999, will enable the Company to maintain operations for the foreseeable future.

     Beginning on November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, the company will be required to repay the principal balance owing on the LaSalle facility. The principal balance on the LaSalle facility on December 26, 1999 was approximately $7.5 million. These payments, which are substantially in excess of any historic net cash flow the Company has have generated, will be in addition to the Company's selling, general and administrative expense and any other interest or other expenses we may have at that time. Absent our ability to obtain additional sources of funding or to significantly modify these required debt service obligations, it is unlikely that the Company will be able to make these required cash payments when due.

3. SALE-LEASEBACK TRANSACTIONS

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

     Land held for sale-leaseback of $1,919,209 at December 26, 1999 is stated at cost which approximates estimated net realizable value.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                        December 26,   December 27,
                                           1999            1998
                                        -------------  -------------
         Leasehold improvements           $ 61,753,822  $ 56,540,640
         Laundry equipment                  41,678,878    40,412,479
         Construction in progress            1,880,916     2,566,227
         Store equipment                     6,856,352     5,882,432
         Computer and office equipment       8,062,340     7,038,919
                                         -------------  ------------
                                           120,232,308   112,440,697
             Less:  Accumulated
                    depreciation           (24,990,698)  (11,783,393)
                                         =============  ============
                                           $95,241,610  $100,657,304
                                         =============  ============



     Effective June 15, 1998, the Company revised its estimate of the useful lives of its laundry equipment. Laundry equipment was previously depreciated over ten years and those lives have now been changed to periods that range from seven up to 15 years. The useful life changes for laundry equipment were made to better reflect the estimated periods during which these assets will remain in service. The revised lives have were for previously recorded assets and newly acquired assets. The effect of the change was a reduction to depreciation expense and a corresponding decrease to the net loss applicable to holders of common stock for the year ended December 27, 1998 of approximately $538,823, or $18.80 per share.


     Depreciation expense was $13,361,828, $8,917,958 and $2,310,647 for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

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

                                                                                YEAR ENDED           YEAR ENDED
                                                                             DECEMBER 27, 1998       DECEMBER 28, 1997
                                                                               (UNAUDITED)               (UNAUDITED)
     Net sales.........................................................      $   37,897,974           $    25,524,222
     Net loss..........................................................      $  (25,389,546)          $   (16,273,242)
     Net loss per common share.........................................      $      (963.23)          $      (477.75)

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

6.   OTHER ASSETS

       In connection with the issuance of the senior discount notes ("Notes"), as discussed in Note 7, the Company paid approximately $4,600,000 of debt issue costs, which are being amortized over the term of the Notes. In connection with the LaSalle and Alliance credit facilities, as discussed in
     Note 7, the Company paid approximately $270,000 of debt issue costs which are being amortized over the terms of these facilities. The unamortized balance of these debt issue costs is included as a component of other assets on the Company's balance sheet at December 26, 1999.

7.   LONG-TERM DEBT

     At December 26, 1999 and December 27, 1998, long-term debt included:

                                                                          1999                1998
                                                                      -------------       -------------
12.75% Senior Discount Notes Due 2005 ($144,990,000 principal
amount), net of unamortized discount ...........................      $ 117,204,370       $ 102,960,529



Alliance Laundry Systems LLC Credit Facility; interest at
  prime plus 1.0%; due in installments through 2006.............          3,000,000                --
LaSalle Bank National Association Credit Facility; interest at either prime plus 1.0% or LIBOR plus 3.0%; due September 30,
  2001 .........................................................          7,494,051
Other notes payable; interest at 11% due in various installments
  through September 2001 .......................................            449,884             471,498
                                                                      -------------       -------------
                                                                        128,148,305         103,432,027
Less current portion ...........................................           (207,460)           (210,275)
                                                                      -------------       -------------
                                                                      $ 127,940,845       $ 103,221,752
                                                                      =============       =============

         Long-term debt is scheduled to mature during future fiscal years as follows:

              2000 ....................................  $     207,460
              2001 ....................................      7,936,475
              2002 ....................................        600,000
              2003 ....................................        600,000
              2004 ....................................        600,000
              Thereafter ..............................    145,990,000
                                                         =============
                                                         $ 155,933,935
                                                         =============


       On April 29, 1998, the Company completed the offering of $144,990,000 aggregate principal amount at maturity of 12.75% unsecured senior discount notes (the "Notes") and warrants (the "Warrants") to purchase 26,661 shares of the Company's common stock with an exercise price of $0.01 per share for gross proceeds to the Company of $100,001,053 (the "Offering"). The net proceeds from the Offering of approximately $96.8 million, net of underwriting expenses, were used principally to pay certain other expenses of the Offering, repay approximately $46.9 million in existing indebtedness, to provide funds for investment in new stores and for general corporate purposes. The Notes will mature on May 1, 2005. No cash interest will accrue on the Notes prior to May 1, 2001. The Notes will begin to accrue cash interest at a rate of 12.75% per annum commencing May 1, 2001, and cash interest will be payable thereafter on November 1 and May 1 of each year, commencing November 1, 2001. The Notes will be redeemable at the option of the Company, in whole or in part, on or after May 1, 2002, at the following redemption prices if redeemed during the 12-month period commencing on May 1 of the years set forth below:

                                                       REDEMPTION
                PERIOD                                      PRICE
                ------                                -----------
                2002...........................          106.375%
                2003...........................          103.188%
                2004 and thereafter............          100.000%


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

     On November 17, 1999 the Company entered into a $12.0 million secured revolving credit facility with LaSalle Bank National Association to replace its secured revolving credit facility from Heller Financial, Inc. Availability under the Heller facility was based upon a borrowing base formula determined by income from store operations and net book value of laundry equipment. At the time, the Company had borrowed $9.3 million and had no additional borrowing capacity on the $40.0 million Heller facility.

     The LaSalle facility has less restrictive financial covenants than the Heller facility. The financial covenants include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment. The LaSalle facility will mature on September 30, 2001, and requires monthly payment of interest only until that date. All principal and interest accrued but unpaid at maturity are payable on the maturity date.

     Obligations under the LaSalle facility bears interest with reference to either the "Reference Rate" or the "LIBOR Rate" as we determine at the time we incur each obligation. "Reference Rate Loans" shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. "LIBOR Rate Loans" shall bear interest at the rate of 3.0% plus the interest rate per annum equal to the quotient obtained by dividing (x) the rate of interest determined by LaSalle to be the average of the rate per annum at which deposits in U.S. dollars are generally offered to LaSalle in the London Interbank Market at 11:00 A.M. London time, two business days before the first day of such interest period, for a period equal to such interest period and in the amount of the applicable "LIBOR Rate Loan" by (y) the difference between 100% and any applicable reserve requirements (rounded upward to the nearest whole multiple of 1/100 of one percent per annum), including without limitation, any statutory maximum requirement for LaSalle to hold reserves for "Eurocurrency Liabilities" under Regulation D of the Board of Governors of the of the Federal Reserve System (or any similar reserves under any successor regulation or regulations).

     Simultaneous with the closing of the LaSalle facility, we entered into a revolving credit facility with Alliance Laundry Systems LLC in the maximum principal amount of $3.0 million. Alliance is our main laundry equipment supplier. The Alliance facility requires monthly payments of interest only, until and including the first business day of September 2001. Thereafter, the facility requires 59 monthly payments comprised of $50,000 of principal plus accrued interest on the unpaid principal balance and a sixtieth payment of accrued interest only. Obligations under the Alliance facility shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. The financial covenants under the Alliance facility include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment.

         In connection with these loans, LaSalle and Alliance entered into an intercreditor agreement pursuant to which they agreed to allocate between them first priority security interest upon (I) all of the Company's now owned and hereafter acquired real and personal property and all proceeds thereof and (II) all of the Company's general intangibles and other intangible assets (including, without limitation, trademarks and trade names), if any, and the proceeds thereof such that Alliance has first priority with respect to those assets at and in connection with 15 of the Company's stores and LaSalle has a first priority security interest in the balance of the Company's assets. The Company used the $3.0 million of proceeds from the Alliance facility to pay down the LaSalle line to approximately $7.1 million and to finance amounts it owed to Alliance. Additionally, the Company drew approximately $350,000 to cover accrued interest on the Heller facility and costs associated with the closing of the LaSalle and Alliance facilities. The Company currently has $4.5 million of borrowing availability under the LaSalle facility. LaSalle has reserved the right to reduce the Company's availability under the facility in an amount not to exceed $1.0 million if the Company has not obtained appropriate consents from the landlords of all of its leased stores on or before December 26, 1999. Obtaining these consents was a closing condition which LaSalle waived at closing. As of December 26, 1999 the Company had obtained approximately 95% of the required consents. LaSalle has not notified the Company that its ability has been limited by $1.0 million. During the fourth quarter of 1999, the Company was required to write off deferred financing charges which had been capitalized in connection with the Heller facility.

        The LaSalle and Alliance facilities specify customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults to other agreements, bankruptcy and insolvency events and material judgements and liabilities.


        On September 18, 1998, the Company entered into an agreement with PeopleSoft USA, Inc. ("PeopleSoft") for the purchase of a new accounting software system and the related hardware, installation and training fees. The transaction was financed through several installments of a note payable to Newcourt Financial USA, Inc. The Company began utilizing the software for substantially all of its accounting processes at the beginning of its fiscal 1999 second quarter. PeopleSoft has verified to the Company that its products are Year 2000 compliant. As of December 26, 1999, the Company owed $449,884 on this note. The note bears interest at a rate of 11% and is due in several installments, the last of which is due September 18, 2001. The note agreement contains no financial covenants.

8.  INCOME TAXES

        Deferred income tax assets (liabilities) consist of the following:

                                                 DECEMBER 26, 1999                DECEMBER 27, 1998
                                                 ------------------               ----------------
Deferred tax assets:
        Net operating loss carryforwards          $17,694,768                      $ 11,771,636
        OID Interest ...................            8,358,631                         3,016,241
        Other ..........................            2,088,594                           400,290
                                                  -----------                      ------------
                                                   28,141,993                      $ 15,188,167
                                                  -----------                      ------------
Deferred tax liabilities
        Depreciation ...................                   --                          (371,437)
        Other ..........................              (23,272)                           (4,490)
                                                  ------------                      ------------
                                                       (23,272)                         (375,927)
                                                  ------------                      ------------

Net deferred tax asset .................            28,118,721                        14,812,240
        Less:  valuation allowance .....           (28,118,721)                      (14,812,240)
                                                  ------------                      ------------
                                                  $       --                        $       --
                                                  ============                      ============

       In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 26, 1999. The Company will consider release of the valuation allowance once profitable operations have been sustained.

        As of December 26, 1999, the Company had net operating loss carryforwards of approximately $44.2 million, which will begin to expire in 2011. In the event of a change in ownership as defined by section 382 of the Internal Revenue Code, a significant limitation may be imposed on the availability of the Company's net operating loss carryforwards. It is probable that the Company has experienced one or more ownership changes in prior years as a result of the Company raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred.


9.   CAPITAL STOCK

        The Company has issued 76,974 shares of series A, 125,498 shares of series B, and 72,930 shares of series C convertible preferred stock (collectively, the Preferred Stock). Concurrently with the closing of its 1998 senior discount note offering, the redemption rights of the holders of the "Preferred Stock" were terminated. The previous put rights could have required the Company to purchase all of the Preferred Stock at any time after June 1, 2001, at a redemption price equal to the greater of the purchase price of the shares plus accrued but unpaid dividends, if any, or, the appraised value of the shares.

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

        On April 14, 1998, 7,295 shares of the Company's common stock were issued to series C stockholders in connection with the re-pricing of the series C convertible preferred stock offering, originally priced at $220 per share. Pursuant to a stockholder consent dated March 18, 1998 and obtained as of April 14, 1998, the series C offering was converted to a unit offering, whereby each series C unit offered was comprised of ten shares of series C preferred stock and one share of common stock for $2,200 per unit. In accordance with existing authoritative guidance, the additional fair value of the consideration transferred to series C stockholders of $1,459,000 (i.e. the 7,295 shares of common stock issued in connection with the conversion of the original offering to a unit offering multiplied by $200 per share) has been treated as a return to series C stockholders. Accordingly, $1,459,000 has been deducted from the Company's net loss for the fiscal year ended December 27, 1998 in determining the net loss applicable to common shareholders for the calculation of earnings per share.

        On June 30, 1997, the Company effected a one-for-twenty-five reverse stock split of its preferred and common stock. Per share par value did not change as a result of this event. Accordingly, all references to shares issued and outstanding in the financial statements have been retroactively restated to give effect to the stock split.

10.  STOCK OPTIONS

        The SpinCycle, Inc. 1995 Amended and Restated Stock Option Plan (the "Plan") provides for the issuance of employee stock options. Under the provisions of the Plan, the Compensation and Organization Committee (the

    "Committee"), which is appointed by the Board of Directors of the Company has the discretion to determine, among other things, the employees to whom options may be granted; the number of options to be granted; the vesting period assigned to the options; and such other terms and conditions, consistent with the terms of the Plan, as the Committee deems appropriate. Substantially all options currently outstanding at December 26, 1999 vest ratably over a five year period from the date granted. The Committee also has the discretion to determine whether options granted shall be Incentive Stock Options ("ISOs") within the meaning of section 411(a) of the Internal Revenue Code or non-qualified stock options. The Company has reserved 69,270 shares of its common stock for issuance in connection with the Plan.

        During 1997, the Company's Board of Directors approved a similar stock option plan for non-employee directors (the "Director Option Plan"). The Company has reserved 2,000 shares of its common stock for issuance in connection with this plan. As of December 26, 1999, 320 options have been granted under this plan.

        The option price for all non-qualified stock options is also determined by the Committee, provided that in no event shall it be less than 85% of the fair market value of the stock at the time the option is granted. The option price for each option which is intended to qualify as an ISO shall be 100% of the fair market value of the stock at the time the option is granted (110% if the participant owns at least 10% of the stock immediately before the ISO is granted). A summary of option activity under both the Plan and the Director Option Plan for each of the fiscal years ended December 28, 1997 and December 27, 1998 and December 26, 1999 is as follows:


                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                                         EXERCISE
                                                                      OPTION SHARES       PRICE
                                                                      -----------------------------------

           OUTSTANDING AT DECEMBER 31, 1996 ...................           10,616            125.00
           ACTIVITY DURING FISCAL YEAR 1997:
             Granted ..........................................           21,287            152.27
             Exercised ........................................             --                --
             Expired/terminated ...............................             (774)           178.29
                                                                         -------           -------
           Outstanding at December 28, 1997 ...................           31,129            142.33
           ACTIVITY DURING FISCAL YEAR 1998:
             Granted ..........................................           21,173            200.00
             Exercised ........................................             --                --
             Expired/terminated ...............................          (11,629)           146.84
                                                                         -------           -------
           Outstanding at December 27, 1998 ...................          40, 673            171.00
           ACTIVITY DURING FISCAL YEAR 1999:
             Granted ..........................................            3,276            200.00
             Exercised ........................................             --                --
             Expired/terminated ...............................           (9,925)           198.79
                                                                          ------           -------
           Outstanding at December 26, 1999 ...................           34,024           $166.19
                                                                          ------           -------
           Exercisable at December 26, 1999 ...................           14,284           $165.64
           Exercisable at December 27, 1998 ...................            7,680           $153.23
           Exercisable at December 28, 1997 ...................            6,456           $148.79
           Weighted  average  grant-date  fair value of options


           granted during fiscal 1999 .........................            3,276           $  0.00
           Weighted  average grant-date fair value of options
           granted during fiscal 1998 .........................           21,173           $ 45.27
           Weighted  average  grant-date fair value of options
           granted during fiscal 1997 .........................           21,287           $ 39.15
           Weighted  average  grant-date fair value of options
           granted during fiscal 1996 .........................           10,616           $ 19.83

       The following table summarizes information about our stock options outstanding as of December 26, 1999:

                                Options Outstanding                           Options Exercisable
                   --------------------------------------------------    ------------------------------
                     Number       Weighted -Average                        Number
   Range of        Outstanding       Remaining       Weighted-Average    Exercisable   Weighted-Average
Exercise Prices    at 12/26/99    Contractual Life    Exercise Price     at 12/26/99    Exercise Price
---------------    -----------    ----------------    --------------     -----------    --------------
$125.00             15,536              7.31              $125.00           6,544           $125.00
$200.00             18,488              8.67              $200.00           7,740           $200.00

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option agreements. Had compensation cost for the Company's agreements been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                        1999                    1998                     1997
                                                  --------------           --------------           --------------
Net loss -- as reported                           $   30,444,813           $   24,655,068           $   13,795,509
Net loss -- pro forma                             $   30,469,360           $   24,862,349           $   13,924,560
Net loss per common share -- as reported          $    (1,096.60)          $      (937.60)          $      (412.76)
Net loss per common share -- pro forma            $    (1,097.48)          $      (944.83)          $      (416.15)

       The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model applying the following assumptions:

                                                    1999           1998           1997
                                                  -------        -------        --------
Expected dividend yield                              0.00%          0.00%          0.00%
Weighted-average risk-free interest rate             4.96%          5.26%          6.15%
Expected life of options                          5 years        5 years        5 years

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

                 2000                                        $ 10,596,244
                 2001                                          10,517,467
                 2002                                           9,841,311
                 2003                                           9,285,030
                 2004                                           8,470,423
                 Thereafter                                    44,338,579
                                                             ------------
                                                             $ 93,049,054
                                                             ============


        Rent expense totaled $10,133,620, $7,280,216 and $2,518,937 for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

        The Company has entered into employment agreements with two of its key executive officers. These agreements do not exceed four years in term, provide for a covenant not to compete for a term of one year subsequent to termination of the agreements, and provide for the payment of one year of base salary in the event that the employees are terminated.

12.  EXECUTIVE SEVERANCE AGREEMENTS

        As a result of the resignation of the Company's former CEO and Chairman of the Board of Directors in January 1998, and in accordance with the terms of his employment agreement, the Company was obligated to pay this executive $400,000 over the remaining two-year term of his employment agreement. This amount, including related payroll taxes, was accrued at December 28, 1997. In addition, in March of 1998, the

    Company agreed to repurchase 18,019 shares of common stock owned by this executive for a sum of $200,000 to be paid as salary in the third year after his resignation. The current and long-term portions of this liability are included in accrued expenses and other liabilities, respectively, on the Company's balance sheet at December 26, 1999.

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

13.  RELATED PARTY TRANSACTIONS

        Two directors of the Company are partners in a law firm that provides legal services to the Company. The Company paid approximately $840,000, $2.3 million and $400,000 in legal fees and costs to this firm during the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively. No payments were made to this firm prior to 1997.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts for cash and cash equivalents, landlord allowances, accounts payable and accrued expenses reported in the Company's balance sheet approximate fair value based on the short maturity of those instruments. The carrying value of the LaSalle and Alliance facilities and the other note payable is a reasonable estimate of fair value as the risk is commensurate with the terms and collateral of the agreement. The fair value of the Company's publicly traded debt was approximately $46.4 million based on the bid prices in the public bond market as of December 26, 1999.

15. EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

        In connection with the termination of the Raytheon and LaSalle loan agreements in 1998, the Company recognized an extraordinary loss of approximately $334,000 for the write-off of the unamortized balance of debt issue costs related to these agreements. This amounted to a net loss per share amount of $11.64. There was no tax effect on this loss, based on the Company fully reserving against the deferred tax asset.

        In connection with the termination of the Heller facility (as discussed in Note 7), the Company recognized an extraordinary loss of approximately $782,000 for the write-off of the unamortized balance of debt issue costs related to this agreements. This amounted to a net loss per share amount of $28.15. There was no tax effect on this loss, based on the Company fully reserving against the deferred tax asset.

16.  REDUCTION IN FORCE

        On February 8, 1999, eight general and administrative employees were released from their employment with the Company as part of a reduction in force. This reduction in force was primarily focused on the Company's growth related personnel, including regional directors of development and acquisitions and corporate and field level construction managers. In connection with this reduction in force, the Company paid approximately $55,000 in severance and approximately $11,000 in accrued vacation benefits to these eight employees. These expenses were recorded in the first quarter of 1999.

        On April 23, 1999, 20 general and administrative employees, including the Company's Chief Information Officer, Mr. Patrick Boyer, were released from their employment with the Company as part of a reduction in force. In connection with this reduction in force, the Company paid approximately $72,000 in severance and approximately $20,000 in accrued vacation benefits to these employees. These expenses were recorded in the second quarter of 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the age and position of the executive officers and directors of the Company:


           NAME                                AGE                            POSITION
           ----                                ---                            --------
           Peter Ax                             40    Chief Executive Officer and Chairman of the Board
           Christopher A. Lombardi              39    Chief Development Officer
           Matthew B. Campbell                  43    Chief Operating Officer
           Alfredo Brener                       48    Director
           Dean Buntrock                        68    Director
           James E. Hutton                      61    Director
           John H. Muehlstein                   45    Director
           Peer Pedersen                        75    Director
           John Wallace                         39    Director


    Peter L. Ax has been the Chief Executive Officer since January 1998 and the Chairman of the Board since March 1998. From December 1996 to January 1998 Mr. Ax was Chief Financial Officer and was Vice Chairman of the Board from December 1996 until March 1998. From March 1995 to December 1996, Mr. Ax served as Head of the Private Equity Division and Senior Vice President of Lehman Brothers. From March 1994 to March 1995, Mr. Ax was responsible for the private placement of fixed income securities on the fixed income syndicate desk at Lehman Brothers. From September 1991 to March 1994, Mr. Ax served in the Investment Banking Division of PaineWebber, Inc. Mr. Ax has served as the Chairman of the Board of Directors of Takes.com since March 1999. Mr. Ax has a M.B.A. from The Wharton School at the University of Pennsylvania, a J.D. from the University of Arizona, a B.S. from the University of Arizona and is a C.P.A.

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

    James E. Hutton has been a Director since April 1996. Since June 1993, Mr. Hutton has been Vice President of Operations for Burrel Professional Labs, Inc. Mr. Hutton serves on the boards of C.N.B. Bancshares Inc. Savings Bank; North Coast Distributing Company, a Miller Beer distributor; and T. P. Orthodontics, a manufacturer of orthodontic prosthesis devices. From 1973 to 1993, Mr. Hutton was a tax partner with Geo. S. Olive & Co., a public accounting firm. Previously, Mr. Hutton was with the accounting firm of Dogan, Roby & Company. Mr. Hutton is a C.P.A.

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

    Peer Pedersen has been a Director since November 1997. Mr. Pedersen has been a partner of the law firm Pedersen & Houpt, P.C. for the past 40 years and is its Chairman and Managing Partner. Mr. Pedersen is also a director Tennis Corporation of America, Extended Stay America, Inc. and Spraying Systems Co. Mr. Pedersen is an uncle of Mr. Muehlstein, another of our directors.

    John Wallace has been a Director since June 1996. From June 1996 to September 1997, Mr. Wallace was one of our Regional Vice Presidents -- Real Estate. From March 1994 to March 1996, Mr. Wallace served as a Director in the Corporate Finance/Merchant Banking Department at First Southwest Company. In 1986, Mr. Wallace founded and, from 1986 to 1989, he served as the President of Houston Video Enterprises, which had the rights to Blockbuster Video franchises for the Houston area. During this period Mr. Wallace assisted with the opening of 12 company-owned video superstores and 40 additional franchise stores. In 1990, Mr. Wallace and several equity partners formed Grupo Mexicano de Video, S.A. de C.V. which held the franchise rights to Blockbuster Video in Mexico. Mr. Wallace served as the General Director from 1990 through 1993, during which time Grupo Mexicano de Video opened in excess of 80 stores throughout Mexico.


ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth the compensation we paid during the years ended December 26, 1999, December 27, 1998 and December 28, 1997 to the Company's Chief Executive Officer and our four other executive officers with annual compensation of $100,000 or more (collectively, the "Named Executive Officers"). We did not grant stock appreciation rights to any Named Executive Officer during the year ended December 26, 1999.

                                                                               Annual Compensation            Long-Term Compensation
                                                               -----------------------------------------     -----------------------
                                                                                                                      Securities
                                                                                               Other                  Underlying
                                                                                              Annual                    Stock
                                                    Fiscal     Salary         Bonus         Compensation               Options
Name and Principal Position                           Year      ($)          ($) (1)           ($) (2)                   (#)
---------------------------------------             ------     -------       ---------      ------------            ------------
Peter L. Ax                                         1999       250,000       100,000              0(3)                     0
  Chief Executive Officer and Chairman              1998       252,007             0              0(3)                 3,000
                                                    1997       150,000       450,000(4)           0(3)                 8,038(5)(6)


Christopher A. Lombardi                             1999       150,000        25,000              0(3)                     0
  Chief Development Officer                         1998       147,884             0              0(3)                 2,000
                                                    1997       110,640        25,000         32,300                       38(5)


Matthew B. Campbell                                 1999       150,000        50,000              0(3)                     0
  Chief Operating Officer                           1998       128,076             0              0(3)                 1,400
                                                    1997        13,846        21,000              0(3)                   600


       -----------------

(1) Bonuses, unless otherwise noted, are recorded in the year earned. Bonuses for 1999 were paid in January 2000.

(2) The amounts presented for each of the Named Executive Officers are comprised primarily of relocation compensation related to SpinCycle's move to Arizona and automobile allowances.

(3) The amounts of such perquisites and other personal benefits are not shown because the aggregate amount of such compensation, if any, did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(4) In April 1997, we paid Mr. Ax $400,000 for services rendered prior to joining SpinCycle in connection with the private offer and sale of the our series B convertible preferred stock. Mr. Ax was engaged by us in lieu of engaging an investment bank as the placement agent. Mr. Ax was also paid a bonus for 1997 of $50,000.

(5) Each of Messrs. Ax and Lombardi were granted fully vested options to purchase 38 shares of common stock in connection with their respective agreements to relocate to Arizona.

(6) As a founder of SpinCycle, Mr. Ax was granted an option to purchase 8,000 shares of common stock at $125.00 per share. These options vest over time upon attaining certain performance goals, provided, however, that if such goals are not attained by January 30, 2002 such options shall be fully vested.



OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

      The following table sets forth certain information with respect to the value of the stock options held by the Named Executive Officers at December 26, 1999. No Named Executive Officer exercised any stock options or stock appreciation rights during the year ended December 26, 1999 or had any stock appreciation rights outstanding at December 26, 1999. We did not grant any stock options to any of the three Named Executive Officers in 1999.

                           FISCAL YEAR END OPTION VALUES


                               NUMBER OF SECURITIES           VALUE OF
                                    UNDERLYING               UNEXERCISED
                                    UNEXERCISED             IN-THE-MONEY
                                    OPTIONS AT                 OPTIONS
                                   DECEMBER 26,            AT DECEMBER 26,
                                    1999(#)(1)               1999($)(2)
                               --------------------     --------------------
                                VESTED     UNVESTED      VESTED     UNVESTED
                                ------     --------      ------     --------
  Peter L. Ax...........         638(3)    10,400(4)         --           --
  Christopher A. Lombardi      1,638(3)     2,400            --           --
  Matthew B. Campbell...         520        1,480            --           --


----

(1) All of the options granted to the Named Executive Officers were granted under the 1995 Option Plan. The options granted were for shares of our common stock. Unless otherwise noted, the options granted to the Named Executive Officers vest 20% on each anniversary of the grant.

(2) Options to purchase 8,000 shares of common stock were granted to Mr. Ax and options to purchase 2,000 shares of common stock were granted to each Mr. Lombardi. These options have an exercise price of $125.00 per share. The balance of the options granted to the Named Executive Officers are exercisable at a price of $200.00 per share.

(3) Each of Messrs. Ax and Lombardi were granted fully vested options to purchase 38 shares of common stock in connection with their respective agreements to relocate to Arizona.

(4) 8,000 of Mr. Ax's options vest upon attainment of certain performance goals, provided, however that if such goals are not attained by January 31, 2002, such options shall be fully vested.


DIRECTOR COMPENSATION; NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      Currently, our directors receive no cash compensation for serving on the Board of Directors. They do, however, receive reimbursement for expenses reasonably incurred in connection with their service to us as directors. In 1997, we adopted a non-employee director stock option plan (the "Director Option Plan") to attract and compensate our non-employee directors. The Director Option Plan was approved by our stockholders in June 1997. We have reserved 2,000 shares of common stock for issuance under the Director Option Plan effective upon the consummation of the senior discount notes offering. Pursuant to the plan, all non-employee directors as of the effective date of the Director Option Plan (July 1, 1997) and as of the first board meeting after the annual stockholders meeting of each year beginning in 1998, are entitled to a grant of options to purchase 20 shares of common stock at a price per share equal to the fair market value per share of the common stock as of the grant date. The initial grants under the plan vested immediately; subsequent grants vest over three years on each anniversary of the grant dates. As of December 26, 1999 options to purchase 320 shares have been granted under the Director Option Plan. Of the 320 stock options granted, 122 options are vested as of December 26, 1999. The remaining 198 options vest in the following manner: 79 on July 1, 2000, 79 on July 1, 2001 and 40 on July 1, 2002.


EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with each of Messrs. Ax and Lombardi. Mr. Ax's agreement, effective as of December 1, 1996 has a term of four years with automatic one year extensions thereafter, subject to the provision of at least six months written notice by either party. The agreement includes a one year post-termination non-competition clause. If Mr. Ax is terminated by SpinCycle for any other reason except for "cause" as defined in the agreement, Mr. Ax is entitled to salary and benefits for the remainder of the term of the agreement, including any bonuses accrued but unpaid as of the date of termination. In the event of a merger, consolidation or sale of all or substantially all of our assets, or a reorganization or recapitalization pursuant to which at least a majority of the equity investment and voting control is the same as ours, then we may assign our obligations under the agreement to the surviving or purchasing entity. The terms of the employment agreement between SpinCycle and Mr. Lombardi are substantially the same as with Mr. Ax except that upon termination other than for "cause" Mr. Lombardi is entitled to salary and benefits for one year. Also, Mr. Lombardi's employment agreement was effective as of June 1, 1997 and has a term of three years with automatic one year extensions thereafter, subject to the provision of at least ninety days' written notice by either party.

1995 AMENDED AND RESTATED STOCK OPTION PLAN

      We adopted a stock option plan in 1995, which was amended and restated in 1997 (the "1995 Option Plan"), to attract, retain and motivate selected employees and officers. The 1995 Option Plan was approved by our stockholders in June 1997. Pursuant to the 1995 Option Plan, options to purchase up to 69,270 shares of our common stock may be granted to our employees or consultants. The 1995 Option Plan is administered by the Compensation Committee which determines the persons who are to receive options and the number of shares subject to each option. As of December 26, 1999, options covering an aggregate of 33,044 shares of common stock were outstanding, of which 13,502 were vested and none had been exercised. We also have outstanding one non-plan option to purchase 660 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 27, 2000 by each person known by us to own beneficially more than 5% of our capital stock; each of our directors; each of our Named Executive Officers; and all of our executive officers and directors as a group.


                                                        NUMBER OF SHARES         PERCENT OF
                                                        OF CAPITAL STOCK        VOTING RIGHTS
                                                          BENEFICIALLY          -------------
NAME                                                        OWNED (1)
------                                                  ----------------
DIRECTORS AND EXECUTIVE OFFICERS:
Dean Buntrock(2) ............................                25,682                8.47%
Peer Pedersen(3) ............................                25,358                8.36
Peter L. Ax(4)(11) ..........................                 9,255                3.05
John Wallace(5) .............................                 3,567                1.18
Christopher A. Lombardi(6)(11) ..............                 3,238                1.06
James E. Hutton(7) ..........................                 1,080                   *
John H. Muehlstein(8) .......................                   811                   *
Mathew B. Campbell(9)(11) ...................                   520                   *
Alfredo Brener(10) ..........................                    27                   *
                                                            -------               -----
  Total for Directors and
Executive Officers ..........................                69,538               22.92%
                                                            =======               =====
Other Beneficial Owners:
Howard C. Warren(12) ........................                23,681                7.81
William Farley(13) ..........................                21,420                7.07
                                                            -------               -----
          Total for All Beneficial Owners (11
            persons) ........................               114,639               37.80%
                                                            =======               =====

--------------

      *     Less than 1%.

(1) Includes shares of common stock, series A stock, series B stock, series C stock, vested options to purchase common stock and options to purchase common stock, which will vest within 60 days of March 27, 2000.

(2) Includes 2,096.5 shares of series C stock and 432 shares of common stock held by Mr. Buntrock, 386 shares of series A stock and 2,421 shares of series B stock held by Mr. Buntrock's wife, and 772 shares of series A stock, 4,842 shares of series B stock, 11,366 shares of series C stock and 1,137 shares of common stock held by The Butterfield Group L.L.C., of which Mr. Buntrock's wife is the manager; 2,222.5 shares of series C stock held by Big Sky Limited Partnership, of which Mr. Buntrock is the sole general partner and vested options to purchase seven shares of common stock held by Mr. Buntrock. The business address of Mr. Buntrock is Oakbrook Terrace Tower, One Tower Lane, Suite 2242, Oakbrook Terrace, Illinois 60181.

(3) Includes 4,352 shares of series A stock, 9,684 shares of series B stock, 9,559 shares of series C stock, 1,756 shares of common stock and vested options to purchase seven shares of common stock held by Mr. Pedersen. The business address of Mr. Pedersen is 161 North Clark Street, Suite 3100, Chicago, Illinois 60601.

(4) Includes 450 shares of series C stock, 8,167 shares of common stock and vested options to purchase 638 shares of common stock held by Mr. Ax.

(5) Includes 2,880 shares of series A stock and vested options to purchase 687 shares of common stock held by Mr. Wallace. The business address of Mr. Wallace is 3624 Piping Rock, Houston, Texas 77027.

(6) Includes 1,200 shares of common stock and vested options to purchase 2,038 shares of common stock held by Mr. Lombardi.

(7) Includes 800 shares of series A stock, 230 shares of series C stock, 23 shares of common stock and vested options to purchase 27 shares of common stock held by Mr. Hutton. The business address of Mr. Hutton is 1311 Merrilville Road, Crown Point, Indiana 46307.

(8) Includes 484 shares of series B stock, 273 shares of series C stock and 27 shares of common stock held jointly by Mr. Muehlstein and his wife. Mr. Muehlstein also has vested options to purchase 27 shares of common stock. Mr. Muehlstein's business address is 161 North Clark Street, Suite 3100, Chicago, Illinois 60601.

(9) Includes vested options to purchase 520 shares of common stock held by Mr. Campbell.

(10) Includes vested options to purchase 27 shares of common stock held by Mr. Brener. The business address of Mr. Brener is 5298 Memorial Drive, Houston, Texas 77007.

(11) The address of each such person is 15990 N. Greenway/Hayden Loop, Suite 400, Scottsdale, Arizona 85260.

(12) Includes 4,351 shares of series A stock, 9,684 shares of series B stock, 8,769 shares of series C stock and 877 shares of common stock. Mr. Warren's business address is c/o Absolute Ventures, 420 Green Bay Road, Suite 103, Kenilworth, Illinois 60043.

(13) Includes 386 shares of series A stock and 2,421 shares of series B stock held by the Retirement Program of Farley Inc. of which Mr. Farley is the sole member of the Pension Investment Committee; 1,158 shares of series A stock, 7,264 shares of series B stock, 4,546 shares of series C stock and 455 shares of common stock held by Velocity Capital LLC of which Mr. Farley is the sole member; 2,273 shares of series C stock and 227 shares of common stock held by the Fruit of the Loom Pension Trust of which Mr. Farley is the sole member of the Pension Investment Committee that has sole voting power and investment power over these shares; and 370 shares of series A stock and 2,320 shares of series B stock held by the Acme Boot Company, Inc. Pension Plan of which Mr. Farley is the sole member of the Investment Committee. Mr. Farley's business address is 233 South Wacker Drive, Chicago, Illinois 60606.

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

      Messrs. Muehlstein and Pedersen are partners and members of the management committee of the law firm of Pedersen & Houpt, a Professional Corporation, which has served as our counsel since March 1997. In that connection, the firm has been paid fees for services rendered. In 1999 we paid Pedersen & Houpt approximately $840,000 in fees.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Exhibit 27.1

         (b) None.

         (c) None.

         (d) None.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SPINCYCLE, INC.


Date: March 27, 2000                        By       /s/ Peter L. Ax
                                               -------------------------------
                                                 Peter L. Ax
                                                 Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION OF THE SECURITIES EXCHANGE ACT

      No annual report or proxy material is being sent to security holders.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
27.1                 Financial Data Schedule