Form 10-Q
period 2000-03-19
SPINCYCLE INC
filed 2000-05-03
CIK 1010235

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 19, 2000

                                        OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to _______

                        Commission file number 333-57883

                                 SPINCYCLE, INC
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   41-1821793
----------------------------------------    -----------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

15990 N. Greenway Hayden Loop, Suite #400, Scottsdale, Arizona           85260
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


                                 (480) 707-9999
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 3, 2000, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.
-------------------------------------------------------------------------------

INDEX                                                                      PAGE
-----                                                                      ----
PART I - FINANCIAL INFORMATION.........................................      3

Item 1.  Financial Statements..........................................      3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     14


PART II - OTHER INFORMATION............................................     15

Item 1.  Legal Proceedings.............................................     15

Item 2.  Changes in Securities and Use of Proceeds.....................     15

Item 3.  Defaults Upon Senior Securities...............................     15

Item 4.  Submission of Matters to a Vote of Security Holders...........     15

Item 5.  Other Information.............................................     15

Item 6.  Exhibits and Reports on Form 8-K..............................     15

                                 SPINCYCLE, INC.
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                   (Unaudited)

                                                                         March 19,            December 26,
                                                                           2000                   1999
                                                                       -------------         -------------
                                      ASSETS

Current assets:

   Cash and cash equivalents                                           $   4,461,689         $   4,125,919
   Landlord allowances                                                        77,250               176,340
   Prepaid expenses                                                          339,998                92,490
   Inventory                                                                 305,763               298,477
   Land held for sale-leaseback                                            1,919,209             1,919,209
   Other current assets                                                      665,050               685,508
                                                                       -------------         -------------
     Total current assets                                                  7,768,959             7,297,943
Property and equipment, net                                               92,602,133            95,241,610
Goodwill, net                                                             12,402,130            12,634,520
Other assets                                                               4,193,456             4,370,021
                                                                       -------------         -------------
     Total assets                                                      $ 116,966,678         $ 119,544,094
                                                                       =============         =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                                    $   1,127,022         $     885,231
   Accrued utilities                                                       1,219,446             1,296,144
   Accrued expenses                                                        1,815,926             2,666,326
   Current portion of deferred rent                                          493,335               493,335
   Current portion of long-term debt                                         297,460               207,460
                                                                       -------------         -------------
     Total current liabilities                                             4,953,189             5,548,496
Long-term debt                                                           131,365,220           127,940,845
Deferred rent                                                              3,233,063             3,407,741
Other liabilities                                                            403,494               428,520
                                                                       -------------         -------------
     Total liabilities                                                   139,954,966           137,325,602
                                                                       -------------         -------------

Shareholders' equity (deficit):

   Series A, Series B and Series C convertible preferred stock,
     $.01 par value, 370,000 shares authorized, 275,402
     shares issued and outstanding                                        50,845,810            50,845,810
   Common stock, $.01 par value, 630,000 shares authorized,
     27,763 shares issued and outstanding                                        278                   278
   Common stock warrants                                                   5,625,000             5,625,000
   Additional paid-in capital  - common stock                              1,430,259             1,430,259
   Accumulated deficit                                                   (80,889,635)          (75,682,855)
                                                                       -------------         -------------
     Total shareholders' equity (deficit)                                (22,988,288)          (17,781,508)
                                                                       -------------         -------------
     Total liabilities and shareholders' equity                        $ 116,966,678         $ 119,544,094
                                                                       -------------         -------------



        The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         QUARTERS ENDED
                                                               ---------------------------------
                                                                 MARCH 19,            MARCH 21,
                                                                   2000                 1999
                                                               ------------         ------------
Revenues                                                       $ 13,297,898         $ 11,605,515
Cost of revenues -- store operating expenses, excluding
  depreciation and amortization                                   8,835,640            8,711,615
                                                               ------------         ------------
  Gross operating profit, excluding depreciation and              4,462,258            2,893,900
  amortization

Preopening costs                                                         --              113,372
Depreciation and amortization                                     3,369,459            3,151,607
Selling, general and administrative expenses                      2,312,475            2,515,957
Loss on disposal of property & equipment                                 --               31,500
                                                               ------------         ------------
  Operating loss                                                 (1,219,676)          (2,918,536)

Interest income                                                      25,322               37,126
Interest expense, net of amount capitalized                      (4,012,426)          (3,375,663)
                                                               ------------         ------------
  Net loss                                                     $ (5,206,780)        $ (6,257,073)

  Net loss applicable to holders of common stock               $    (187.54)        $    (225.37)
                                                               ============         ============

Weighted average number of common shares outstanding                 27,763               27,763
                                                               ------------         ------------


        The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              YEAR-TO-DATE
                                                                    -------------------------------
                                                                      MARCH 19,           MARCH 21,
                                                                        2000                1999
                                                                    -----------         -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net loss                                                          $(5,206,780)        $(6,257,073)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

     Depreciation and amortization                                    3,369,459           3,151,607
     Loss on disposal of property and equipment                              --              31,500
     Amortization of debt issuance costs                                195,592             256,514
     Amortization of discount on long-term debt                       3,534,967           3,123,966
     Changes in assets and liabilities:
       Landlord allowances                                               99,090            (267,460)
       Prepaid expenses                                                (157,508)            336,811
       Inventory                                                         (7,286)           (136,911)
       Other current assets                                              20,458              25,573
       Other assets                                                      10,004             (36,177)
       Accounts payable                                                 241,791            (440,021)
       Construction payables                                                 --            (389,393)
       Accrued utilities                                                (76,698)           (120,438)
       Accrued expenses and other liabilities                          (875,426)           (934,085)
       Deferred rent                                                   (174,678)            578,389
                                                                    -----------         -----------
         Net cash provided by (used in) operating activities            972,985          (1,077,198)
                                                                    -----------         -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Purchase of fixed assets                                             (496,196)         (5,613,837)
  Proceeds from sale of fixed assets                                         --               2,000
  Capitalized interest                                                   (1,612)            (79,186)
                                                                    -----------         -----------
         Net cash provided by (used in) investing activities           (497,808)         (5,691,023)
                                                                    -----------         -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of debt                                                     (122,012)            (79,477)
  Debt issuance costs paid                                              (17,395)           (129,753)
  Increase in debt                                                           --           5,890,000
  Stock issuance costs paid                                                  --               9,600
                                                                    -----------         -----------
         Net cash provided by (used in) financing activities           (139,407)          5,690,370
                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents                    335,770          (1,077,851)
Cash and cash equivalents, beginning of period                        4,125,919           4,239,099
                                                                    -----------         -----------
Cash and cash equivalents, end of period                            $ 4,461,689         $ 3,161,248
                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

  Equipment financed with long-term debt                            $    11,420         $   122,694
  Insurance premium financing                                       $    90,000         $        --

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:

  Interest paid                                                     $   210,707         $        --


        The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

1. UNAUDITED FINANCIAL INFORMATION - BASIS OF PRESENTATION

     The unaudited financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the audited financial statements for the year ended December 26, 1999 and notes thereto included in the Form 10-K of SpinCycle, Inc. (the "Company") filed with the Securities and Exchange Commission ("SEC") on March 27, 2000. This information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods reported. These adjustments are of a normal and recurring nature.


2. UNAUDITED INTERIM RESULTS OF OPERATIONS

     The results of operations for the periods ended March 19, 2000 and March 21, 1999 are not necessarily indicative of the results to be expected for a full fiscal year.


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

5. INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

   The Company's interest expense, net of amount capitalized, consists of the following:


                                                                     QUARTERS ENDED
                                                           -------------------------------
                                                             MARCH 19,           MARCH 21,
                                                               2000                1999
                                                           -----------         -----------
      Accretion of Senior Discount Notes                   $ 3,534,967         $ 3,123,966
      Interest expense on Alliance and LaSalle debt            232,070                  --
      Interest expense on Heller                                    --              61,918
      Amortization of debt issue costs                         195,592             256,515
      Other interest expense                                    51,409              12,450
      Capitalized interest                                      (1,612)            (79,186)
                                                           -----------         -----------
      Interest expense, net                                $ 4,012,426         $ 3,375,663
                                                           ===========         ===========


6.    LONG-TERM DEBT

   At March 19, 2000 and December 26, 1999, long-term debt included the following:

                                                            MARCH 19,           DECEMBER 26,
                                                              2000                  1999
                                                          -------------         -------------
      12.75% Senior Discount Notes Due 2005
      ($144,990,000 principal amount), net of
      unamortized discount                                $ 120,739,337         $ 117,204,370

      Alliance Laundry Systems LLC Credit
      Facility; interest at prime plus 1.0%; due              3,000,000             3,000,000
      in installments through 2006

      LaSalle Bank National Association Credit
      Facility; interest at either prime plus 1.0%
      or LIBOR plus 3.0%; due September 30, 2001              7,494,051             7,494,051

      Other notes payable; interest at 11% due in
      various installments through September 2001               429,292               449,884
                                                          -------------         -------------
                                                            131,662,680           128,148,305
      Less current portion                                     (297,460)             (207,460)
                                                          -------------         -------------
                                                          $ 131,365,220         $ 127,940,845
                                                          =============         =============

7.  SUBSEQUENT EVENTS.

         On May 1, 2000, the Company's majority owned subsidiary, CleanWave, LLC, a Delaware limited liability company, entered into an amended and restated limited liability company agreement and a unit purchase agreement, among other transaction documents, with Shell Chemical Company ("Shell"). E-Wash, LLC was formed on February 28, 2000 and was re-named CleanWave, LLC on March 6, 2000. Its only member upon formation was CleanWave, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, which was formed on January 7, 2000 as E-Wash, Inc. and was re-named on March 6, 2000.

         CleanWave, LLC will conduct the pick up and delivery laundry business which the Company has been testing in Miami since August 1999. Pursuant to the unit purchase agreement, Shell acquired units representing a 30% interest in CleanWave, LLC. The balance of CleanWave, LLC units are owned by CleanWave, Inc. (52.5%) and seven members of the Company's senior management (17.5% in the aggregate). The seven members of senior management of the Company collectively own their CleanWave, LLC units pursuant to restricted unit agreements by and among CleanWave, LLC, CleanWave, Inc. and each of the individuals. The restricted unit agreements vest one-third of each individual's units as of the date of grant (February 28, 2000) and vest an additional one-third on each of the first two anniversaries of the grant date. The grant of these restricted units is subject to approval by the Company's stockholders.

         Shell received one-third (10%) of its 30% interest in CleanWave, LLC in exchange for services rendered and expenses undertaken prior to closing; these expenses related primarily to market research. Shell purchased the remaining two-thirds (20%) of its interest for $5.0 million in cash. The $5.0 million is expected to be used to operate the CleanWave business in the Miami market for approximately the next 12 months and to pay certain expenses incurred by the parties prior to closing, such as branding and capital expenditures. Shell also has the opportunity to earn up to an additional 11% of the limited liability company units of CleanWave if and when CleanWave, LLC enters into certain strategic relationships with specified third parties and/or Shell provides certain services to CleanWave, LLC pursuant to the terms of an option for additional units issued to Shell.

         CleanWave, LLC and Shell and certain related parties of each concurrently entered into an intellectual property transfer and license agreement regarding the ownership and licensing of existing intellectual property owned by the Company and/or contributed to CleanWave, LLC and future intellectual property created by and/or on behalf of the Company, CleanWave, LLC or Shell. CleanWave and Shell also entered into an interim services and products agreement pursuant to which CleanWave agrees to grant Shell a right of first refusal to provide certain products and services to CleanWave.

         The Company will be providing the laundry processing services (personnel and facilities) to CleanWave, LLC for a one year period, subject to extension and termination as agreed by the parties. All personnel previously hired to drive vans and staff the call center shall become CleanWave employees. Going forward, SpinCycle will be compensated for providing laundry processing services on a price per pound basis as well as with fees to offset training and field management expenses and to offset occupancy costs. The terms of this agreement are set forth in a laundry services agreement between the Company and CleanWave, LLC. The Company has also agreed to provide certain administrative services, such as payroll processing, human resources, executive staffing and information systems, to CleanWave, LLC for a term of one year, subject to extension by the parties. For these services the Company will receive 5% of CleanWave, LLC's annual gross revenues, subject to a minimum annual amount of $250,000.

         Currently, CleanWave, LLC's only officers are Peter Ax and Christopher Lombardi, who are also officers of the Company. CleanWave, LLC has a board of directors, currently comprised of Peter Ax, Christopher Lombardi, John H. Muehlstein, Daniel K. Carlson and R. Krug Fenz. Messrs. Carlson and Fenz are Shell's representatives on the board.

         The Company was required to and did obtain a waiver from its lenders, LaSalle Bank National Association and Alliance Laundry Systems LLC in connection with this transaction.

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

   During 1999, we began to explore the demand for and viability of a pick-up and delivery service for home laundry. We began offering this service in the greater Miami area in August of 1999. Customers can order this service by calling a toll free number or accessing our web site at www.cleanwave.com which will be available after May 22, 2000. Our objective is to pick-up, wash, dry, fold, package and return each customer's laundry within 24 hours. The laundry is currently being processed at two of our Miami locations during the hours these stores are closed to retail customers, thus allowing us to leverage our in-place assets. Our results to date have been promising and we expect to expand this service to the entire Miami market and expand to other SpinCycle markets as demand dictates and resources permit.

   To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count grew rapidly in our first three years, from our first store opening in April 1996, through year end 1996, 1997 and 1998 when we had a total of 14, 71 and 163 stores, respectively. By year-end 1999 we had 172 stores. As of March 19, 2000, we had not opened any additional stores, we had no other stores under construction and were party to three leases for stores that we do not currently have plans to develop. We continue to maintain a significant backlog of potential acquisition and development sites, but do not expect to enter into any commitments to purchase or develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations.

   To date we have closed four stores: one during 1998, following a lease buyout by our landlord at that location and three additional stores during 1999 due to poor performance. We do not intend to close any further stores. We are actively pursuing the sale or alternative use of two of the businesses that we closed during 1999.

   Our rapid development and acquisition of laundromats has required significant capital resources. Our expansion has been facilitated through private equity investments, proceeds from the issuance of our senior discount notes, borrowings from our credit facilities and revenue generated from our stores. From inception to date, we have not been profitable and have generated net operating losses and negative cash flow from operations. We had expected to access the public equity markets in late 1998 or early 1999 to provide additional growth capital for our planned expansion, but have found that SpinCycle's valuation under current market conditions would provide an unfavorable return to our investors. Until such time as we can access the public equity markets or other sources of capital, we have elected to proceed cautiously with our planned expansion, slowing our growth through development or acquisition to judiciously utilize available sources of growth capital.

   We ended the first quarter of 2000 with approximately $2.1 million of EBITDA. The EBITDA generated in the first quarter of 2000 was the highest that we have ever achieved and marked the fifth consecutive quarter that we achieved positive EBITDA. For the remainder of 2000, we will continue to focus on strategies to improve unit level economics and reduce general and administrative expenses.

RESULTS OF OPERATIONS

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

First Quarter 2000 Compared to First Quarter 1999

   Revenues. Our revenues were approximately $13.3 million for the first quarter of 2000, an increase of approximately $1.7 million from approximately $11.6 million in the corresponding period in 1999. Our growth in revenue was primarily attributable to the continued maturation of our developed and acquired stores.

   Store operating expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization were approximately $8.8 million in the first quarter of 2000, an increase of approximately $100,000 from approximately $8.7 million in the corresponding period in 1999. The increase in our store operating expenses, excluding depreciation and amortization was primarily attributable to the increased customer volume indicated by our increase in revenues. Operating expenses as a percentage of revenues were approximately 75% for the first quarter 1999. Operating expenses as a percentage of revenues decreased to approximately 66% for the first quarter of 2000, which is a result of the maturation of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses.

   Gross operating profit. Our gross operating profit was approximately $4.5 million in the first quarter of 2000, an increase of approximately $1.6 million from approximately $2.9 million in the corresponding period in 1999. The increase was primarily attributable to our aforementioned increase in revenues during the period. Our gross margin percentage increases as revenues increase due to the fixed nature of many of the store level expenses.

   Preopening costs. We had no preopening costs in the first quarter of 2000, a decrease of approximately $113,000 from the corresponding period in 1999. We expense preopening costs as incurred. During the first quarter of 1999 we opened nine stores and had three stores under construction. During the first quarter of 2000 we did not open any stores or have any stores under construction. We have delayed indefinitely the opening of three stores which we have under lease.

   Store EBITDA. Our store EBITDA was approximately $4.5 million in the first quarter of 2000, an increase of approximately $1.7 million from approximately $2.8 million for the corresponding period in 1999. The increase was primarily attributable to increased revenue from the maturation of our stores. Our store EBITDA increases as revenues increase due to the fixed nature of many of the store level expenses.

   Depreciation and amortization. Our depreciation and amortization expense was approximately $3.4 million in the first quarter of 2000, an increase of approximately $200,000 from approximately $3.2 million for the corresponding period in 1999. The increase was principally due to property and equipment acquired in connection with our 1999 expansion.

   Selling, general and administrative expenses. Our selling, general and administrative expenses were approximately $2.3 million in the first quarter of 2000, a decrease of approximately $200,000 from approximately $2.5 million in the corresponding period of 1999. Selling, general and administrative expenses decreased as a percentage of revenues from 22% for the first quarter of 1999 to 17% for the first quarter of 2000. The decrease was due to the maturation of our stores and our implementation of certain initiatives to reduce these expenses, including our 1999 reductions in force.

   EBITDA. Our EBITDA in the first quarter of 2000 was approximately $2.1 million, an increase of approximately $1.8 million from our EBITDA of approximately $265,000 for the corresponding period in 1999. The increase was primarily attributable to the continued maturation of our stores.

   Interest income and interest expense, net. Our interest income decreased to approximately $25,000 in the first quarter of 2000, a decrease of approximately $12,000 from approximately $37,000 in the first quarter of 1999. The decrease in interest income was primarily attributable to a lower average cash balance during the first quarter of 2000 compared to the first quarter of 1999. Our interest expense, net of capitalized interest was approximately $4.0 million in the first quarter of 2000, an increase of approximately $600,000 from approximately $3.4 million in the corresponding period in 1999. The increase in interest expense, net was primarily attributable to the increase in accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings under our existing credit facility. We had approximately $5.8 million in borrowings under our former credit facility at the end of the first quarter of 1999 and had approximately $10.5 million in borrowings at the end of the first quarter of 2000 under our existing credit facilities.

   Net loss. Our net loss recorded in the first quarter of 2000 was $5.2 million, a decrease of approximately $1.1 million from our $6.3 million net loss recorded in the corresponding period of 1999. The decreased loss was primarily attributable to the additional income provided by our operations, partially offset by the increase in interest expense related to our April 1998 offering of senior discount notes and warrants, and the interest expense associated with our outstanding borrowings under our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

   At March 19, 2000, we had total assets of approximately $116.5 million, including current assets of approximately $7.3 million. Cash and cash equivalents were approximately $4.0 million.

   Our cash provided by operations during the quarter ended March 19, 2000 was approximately $970,000, a $2.1 million increase from our cash used in operations during the corresponding period in 1999 of approximately $1.1 million. Our cash provided by operations in the first quarter of 2000 was primarily attributable to the gross operating profit realized during the quarter. The increase in our cash provided by operating activities in the quarter ended March 19, 2000 was the result of the continued maturation of our stores and reductions in our selling, general and administrative expenses as discussed above.

   Our cash used in investing activities during the quarter ended March 19, 2000 was approximately $500,000, a $5.2 million decrease from our cash used in investing activities of approximately $5.7 million for the corresponding period in 1999. Our reduced spending on investing activities in the quarter ended March 19, 2000 is due to the substantial decrease in our expansion activities.

   Our cash used in financing activities was approximately $140,000 during the quarter ended March 19, 2000, a decrease of approximately $5.8 million from our cash provided by financing activities of approximately $5.7 million during the corresponding period in 1999. We borrowed funds primarily to pay for our capital expenditures related to our 1999 store rollout plan. The funds were obtained primarily from our credit facility.

   We generated approximately $2.1 million of positive EBITDA during our first quarter of fiscal 2000. We expect to generate positive EBITDA in all 13 periods of 2000. As of March 19, 2000 we had drawn approximately $10.5 million from our existing facilities, and had $4.5 million additional borrowing capacity on these credit facilities based on the applicable financial covenants. Going forward, we expect to be able to meet our current obligations with cash flows from our store operations. We believe that our cash flow from operations will provide us with sufficient capital resources through March of 2001. Significant variances in budgeted store revenue or Store EBITDA or unforeseen capital requirements could result in insufficient capital resources if they exceed our cash flow from operations or our availability on our credit facilities. As we have not received the requisite number of landlord consents required at closing, borrowing availability under the LaSalle facility could be reduced by $1.0 million. LaSalle has not notified us that our availability has been limited.

   Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, we will be required to repay the principal balance owing on the LaSalle facility. The principal balance on March 19, 2000 was approximately $7.5 million. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time. Absent our ability to modify these debt service obligations, it is unlikely that we will be able to make these required cash payments when due.

POTENTIAL LOSS OF NET OPERATING LOSSES

   As of March 19, 2000, we had net operating losses ("NOLs") of approximately $49.1 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011.
Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

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

FORWARD-LOOKING STATEMENTS

   Statements that are not historical facts, including statements about our confidence in our prospects, strategies and expectations about expansion into new markets, growth in existing markets, comparable store sales and ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) our historical and anticipated losses and negative cash flow;
(2) debt service requirements, restrictions and covenants related to our substantially leveraged financial position; (3) considerable competition from local and regional operators in all of our markets; (4) our ability to hire, train, retain and assimilate competent management and store-level employees; (5) our ability to identify new markets in which to successfully compete; (6) our ability to locate suitable sites for building or acquisition; (7) our ability to negotiate acceptable lease terms; and (8) our dependence on timely fulfillment by landlords and others of their contractual obligations. No assurance can be given that new stores will achieve sales and profitability comparable to the existing stores or to our strategic plan. There can be no assurance that an adequate revenue base will be established or that we will generate positive cash flow from operations. Any investor or potential investor in SpinCycle must consider these risks and others that are detailed in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                                 SPINCYCLE, INC.
-------------------------------------------------------------------------------

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

   None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a). Exhibit 10.1 Form of Restricted Unit Agreement by and among SpinCycle, Inc., E-Wash, Inc. (n/k/a CleanWave, Inc.), E-Wash, LLC (n/k/a CleanWave, LLC) and certain senior executive officers dated February 28, 2000.

         Exhibit 10.2 Restricted Unit Agreement by and among SpinCycle, Inc., E-Wash, Inc. (n/k/a CleanWave, Inc.), E-Wash, LLC (n/k/a CleanWave,
         LLC) and Peter Ax dated February 28, 2000.

         Exhibit 27.1 Financial Data Schedule

   (b).  None.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                 SPINCYCLE, INC.


Date: May 3, 2000             By   /s/ Peter L. Ax
                                 ---------------------------------------
                                       Peter L. Ax
                                       Chief Executive Officer

                                 EXHIBIT INDEX
-------------------------------------------------------------------------------


         Exhibit 10.1 Form of Restricted Unit Agreement by and among SpinCycle, Inc., E-Wash, Inc. (n/k/a CleanWave, Inc.), E-Wash, LLC (n/k/a CleanWave, LLC) and certain senior executive officers dated February 28, 2000.

         Exhibit 10.2 Restricted Unit Agreement by and among SpinCycle, Inc., E-Wash, Inc. (n/k/a CleanWave, Inc.), E-Wash, LLC (n/k/a CleanWave,
         LLC) and Peter Ax dated February 28, 2000.

         Exhibit 27.1  Financial Data Schedule