Form 10-Q
period 2000-06-11
SPINCYCLE INC
filed 2000-07-26
CIK 1010235

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 11, 2000

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

         As of July 26, 2000, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.

INDEX                                                                                   PAGE
-----                                                                                   ----
PART I - FINANCIAL INFORMATION..................................................           3

Item 1.       Financial Statements..............................................           3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................           9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk  ......          13


PART II - OTHER INFORMATION.....................................................          14

Item 1.       Legal Proceedings.................................................          14

Item 2.       Changes in Securities and Use of Proceeds.........................          14

Item 3.       Defaults Upon Senior Securities...................................          14

Item 4.       Submission of Matters to a Vote of Security Holders...............          14

Item 5.       Other Information.................................................          16

Item 6.       Exhibits and Reports on Form 8-K..................................          16

                                 SPINCYCLE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                                       JUNE 11,         DECEMBER 26,
                                                                         2000               1999
                                                                     (UNAUDITED)
                                                                    -------------       -------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                         $   3,961,818       $   4,125,919
  Landlord allowances                                                      77,250             176,340
  Prepaid expenses                                                        276,359              92,490
  Inventory                                                               296,748             298,477
  Land held for sale-leaseback                                          1,919,209           1,919,209
  Other current assets                                                    866,994             685,508
                                                                    -------------       -------------
    Total current assets                                                7,398,378           7,297,943
Property and equipment, net                                            89,794,369          95,241,610
Goodwill, net                                                          12,210,934          12,634,520
Other assets                                                            3,999,187           4,370,021
                                                                    -------------       -------------
    Total assets                                                    $ 113,402,868       $ 119,544,094
                                                                    =============       =============


                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
  Accounts payable                                                  $   1,132,133       $     885,231
  Accrued utilities                                                     1,183,092           1,296,144
  Accrued expenses                                                      1,775,969           2,666,326
  Current portion of deferred rent                                        493,335             493,335
  Current portion of long-term debt                                       251,007             207,460
                                                                    -------------       -------------
    Total current liabilities                                           4,835,536           5,548,496
Long-term debt                                                        134,755,200         127,940,845
Deferred rent                                                           2,993,666           3,407,741
Other liabilities                                                         378,468             428,520
                                                                    -------------       -------------
    Total liabilities                                                 142,962,870         137,325,602
                                                                    -------------       -------------

Shareholders' equity (deficit):
  Series A, Series B and Series C convertible preferred stock,
    $.01 par value, 370,000 shares authorized, 275,402
    shares issued and outstanding                                      50,845,810          50,845,810
  Common stock, $.01 par value, 630,000 shares authorized,
    27,763 shares issued and outstanding                                      278                 278
  Common stock warrants                                                 5,625,000           5,625,000
  Additional paid-in capital - common stock                             1,430,259           1,430,259
  Accumulated deficit                                                 (87,461,349)        (75,682,855)
                                                                    -------------       -------------
    Total shareholders' equity (deficit)                              (29,560,002)        (17,781,508)
                                                                    -------------       -------------

    Total liabilities and shareholders' equity                      $ 113,402,868       $ 119,544,094
                                                                    =============       =============




   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   QUARTERS ENDED                        YEAR-TO-DATE
                                                          -------------------------------       -------------------------------
                                                            JUNE 11,           JUNE 13,           JUNE 11,           JUNE 13,
                                                              2000               1999               2000               1999
                                                          ------------       ------------       ------------       ------------
Revenues                                                  $ 12,508,826       $ 11,963,189       $ 25,806,725       $ 23,568,704
Cost of revenues -- store operating expenses                 8,746,308          9,228,078         17,581,948         17,939,693
Preopening costs                                                    --              1,012                 --            114,384
Depreciation and amortization                                3,373,369          3,314,676          6,742,828          6,466,283
Selling, general and administrative expenses                 2,657,821          2,489,875          4,970,296          5,005,832
Loss on disposal of property & equipment                            --             43,735                 --             75,235
                                                          ------------       ------------       ------------       ------------
  Operating loss                                            (2,268,672)        (3,114,187)        (3,488,347)        (6,032,723)

Interest income                                                 20,174             26,462             45,495             63,588
Interest expense, net of amount capitalized                 (4,323,216)        (3,500,738)        (8,335,642)        (6,876,401)
                                                          ------------       ------------       ------------       ------------
  Net loss                                                $ (6,571,714)      $ (6,588,463)      $(11,778,494)      $(12,845,536)

                                                          ------------       ------------       ------------       ------------
  Net loss per common share                               $    (236.71)      $    (237.31)      $    (424.25)      $    (462.69)
                                                          ============       ============       ============       ============

Weighted average number of common shares outstanding            27,763             27,763             27,763             27,763
                                                          ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           YEAR-TO-DATE
                                                                 -------------------------------
                                                                   JUNE 11,           JUNE 13,
                                                                     2000               1999
                                                                 ------------       ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                       $(11,778,494)      $(12,845,536)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   6,742,828          6,466,284
    Loss on disposal of property and equipment                             --             75,235
    Amortization of debt issuance costs                               406,810            441,298
    Amortization of discount on long-term debt                      7,406,167          6,351,393
    Changes in assets and liabilities:
      Landlord allowances                                              99,090            283,235
      Prepaid expenses                                               (183,869)           449,200
      Inventory                                                         1,729           (165,517)
      Other current assets                                           (181,486)             6,890
      Other assets                                                     36,425            (34,406)
      Accounts payable                                                246,902         (2,476,930)
      Construction payables                                                --           (389,393)
      Accrued utilities                                              (113,052)           130,205
      Accrued expenses and other liabilities                         (940,409)          (382,157)
      Deferred rent                                                  (414,075)           223,247
                                                                 ------------       ------------
        Net cash provided by (used in) operating activities         1,328,566         (1,866,952)
                                                                 ------------       ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of fixed assets                                           (832,902)        (8,102,599)
  Proceeds from sale of fixed assets                                       --             49,010
  Capitalized interest                                                 (1,612)          (134,946)
                                                                 ------------       ------------
        Net cash provided by (used in) investing activities          (834,514)        (8,188,535)
                                                                 ------------       ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of debt                                                   (660,512)          (107,644)
  Debt issuance costs paid                                            (87,641)          (230,251)
  Increase in debt                                                     90,000          8,790,000
                                                                 ------------       ------------
        Net cash provided by (used in) financing activities          (658,153)         8,452,105
                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents                 (164,101)        (1,603,382)
Cash and cash equivalents, beginning of period                      4,125,919          4,239,099
                                                                 ------------       ------------
Cash and cash equivalents, end of period                         $  3,961,818       $  2,635,717
                                                                 ============       ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Equipment financed with long-term debt                         $     22,247       $    136,084

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:
  Interest paid                                                  $    575,666       $    185,457



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

       The results of operations for the periods ended June 11, 2000 and June 13, 1999 are not necessarily indicative of the results to be expected for a full fiscal year.


2. LIQUIDITY

       During the year-to-date period ended June 11, 2000, the Company experienced a net loss of $11,778,494 and had an accumulated deficit of $87,461,349. The Company's history of losses has been largely due to the large general and administrative infrastructure it put in place to handle the rapid growth it has experienced, as well as depreciation and the accretion of interest on its senior discount notes. Year-to-date 2000, the Company has maintained positive EBITDA for all fiscal periods. Management believes that the availability of funds from the LaSalle Bank National Association credit facility and operating revenues from its 172 units opened as of fiscal quarter ended June 11, 2000, will enable the Company to maintain operations for the foreseeable future.

       Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, we will be required to repay the principal balance owing on the LaSalle facility. The principal balance on June 11, 2000 was approximately $7.0 million. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time. Absent our ability to modify these debt service obligations, it is unlikely that we will be able to make these required cash payments when due.


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

4. JOINT VENTURES

       On January 7, 2000, the Company formed E-Wash, Inc., a Delaware corporation, as a wholly-owned subsidiary. The Company's board of directors designated E-Wash, Inc. as an unrestricted subsidiary of the Company on February 3, 2000. On February 28, 2000, E-Wash, Inc. formed E-Wash, LLC, a Delaware limited liability company. These entities were re-named CleanWave, Inc. and CleanWave, LLC, respectively, on March 6, 2000. On May 30, 2000, these entities were renamed as Cleanwave, Inc. and Cleanwave, LLC, respectively. All references herein are to the entities as they were named as of the end of the Company's second quarter.

       On May 1, 2000, Cleanwave, LLC entered into an amended and restated limited liability company agreement and a unit purchase agreement, among other transaction documents with Shell Chemical Company ("Shell"). Cleanwave, LLC now conducts the pick up and delivery laundry business which the Company has been testing in Miami since August 1999. Pursuant to the unit purchase agreement, Shell acquired units representing a 30% interest in Cleanwave, LLC. The balance of Cleanwave, LLC units are owned by Cleanwave, Inc. (52.5%) and seven members of the Company's senior management (17.5% in the aggregate). The seven members of senior management of the Company own their units pursuant to restricted unit agreements. The restricted unit agreements provide that one-third of each individual's units vest as of the date of grant (February 28, 2000) and vest an additional one-third on each of the first two anniversaries of the grant date. As the remainder of these grants vest in the future, the Company will determine their current value at the vesting dates in order to recognize compensation expense. The grant of these restricted units was approved by the Company's stockholders on June 30, 2000.

       Shell received one-third (10%) of its 30% interest in Cleanwave, LLC in exchange for services rendered and expenses undertaken prior to closing: these expenses related primarily to market research. Shell purchased the remaining two-thirds (20%) of its interest for $5.0 million in cash. The $5.0 million is expected to be used to operate the Cleanwave business in the Miami market for approximately the next 6 months and to pay certain expenses incurred by the parties prior to closing, such as branding and capital expenditures. Shell also has the opportunity to earn up to an additional 11% of Cleanwave, LLC if and when Cleanwave, LLC enters into certain strategic relationships with specified third parties and/or Shell provides certain services to Cleanwave, LLC.

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

       The Company is providing the laundry processing services (personnel and facilities) to Cleanwave, LLC for a one-year period, subject to extension and termination as agreed by the parties. All personnel previously hired to drive vans and staff the call center have become Cleanwave employees. SpinCycle is being compensated for providing laundry processing services on a price per pound basis as well as with fees to offset training and field management services and to offset occupancy costs. The Company has also agreed to provide certain administrative services, such as payroll processing, human resources, executive staffing and information systems, to Cleanwave, LLC for a term of one year, subject to extension by the parties. For these services the Company will receive 5% of Cleanwave, LLC's annual gross revenues, subject to a minimum annual amount of $250,000. Intercompany expenses between Cleanwave, LLC and the Company were immaterial for the fiscal quarter ended June 11, 2000.

       Currently, Cleanwave, LLC's only officers are Peter Ax and Christopher Lombardi, who are also officers of the Company. Cleanwave, LLC has a board of directors, currently comprised of Peter Ax, Christopher Lombardi, John H. Muehlstein, Daniel K. Carlson and Krug R. Fenz. Messrs. Carlson and Fenz are Shell's representatives on the board.

       The Company was required to and did obtain a waiver from its lenders, LaSalle Bank National Association and Alliance Laundry Systems LLC in connection with this transaction.

       Based on the substantive participation rights granted to Shell under the amended and restated limited liability company agreement, the Company is not deemed to have effective control of Cleanwave, LLC, therefore the equity method of accounting will be applied. Additionally, the Company does not have a cash investment nor has it loaned any funds to Cleanwave, LLC constituting a basis in this interest. As a consequence, the Company has not recorded any of Cleanwave, LLC's losses to date under the equity method or eliminated their portion of any intercompany transactions. The Company will continue this accounting treatment until such time as Cleanwave, LLC becomes profitable.





5. INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

    The Company's interest expense, net of amount capitalized, consists of the following:

                                                               QUARTERS ENDED                       YEAR-TO-DATE
                                                       ------------------------------     -------------------------------
                                                       JUNE 11, 2000    JUNE 13, 1999     JUNE 11, 2000     JUNE 13, 1999
                                                       -------------    -------------     -------------     -------------
     Accretion of Senior Discount Notes                 $ 3,871,200      $ 3,227,427       $ 7,406,167       $ 6,351,393
     Interest expense on Alliance and LaSalle debt          229,971               --           462,041                --
     Amortization of debt issue costs                       211,218          184,785           406,810           441,300
     Other interest expense                                  10,827          144,286            62,236           218,654
     Capitalized interest                                        --          (55,760)           (1,612)         (134,946)
                                                        -----------      -----------       -----------       -----------
     Interest expense, net                              $ 4,323,216      $ 3,500,738       $ 8,335,642       $ 6,876,401
                                                        ===========      ===========       ===========       ===========


6. LONG-TERM DEBT

     At June 11, 2000 and December 26, 1999, long-term debt included the following:

                                                                              JUNE 11,          DECEMBER 26,
                                                                                2000                1999
                                                                            -------------       -------------
     12.75% Senior Discount Notes Due 2005 ($144,990,000 principal
     amount), net of unamortized discount                                   $ 124,610,536       $ 117,204,370

     Alliance Laundry Systems LLC Credit Facility; interest at prime
     plus 1.0%; due in installments through 2006                                3,000,000           3,000,000

     LaSalle Bank National Association Credit Facility; interest at
     either prime plus 1.0% or LIBOR plus 3.0%; due September 30, 2001          7,058,327           7,494,051

     Other notes payable; interest at 11% due in various installments
     through September 2001                                                       337,344             449,884
                                                                            -------------       -------------
                                                                              135,006,207         128,148,305
     Less current portion                                                        (251,007)           (207,460)
                                                                            -------------       -------------
                                                                            $ 134,755,200       $ 127,940,845
                                                                            =============       =============

    The Company obtained waivers from LaSalle and Alliance with respect to the tangible net worth covenants in their respective loan agreements for the quarters ended December 26, 1999, March 19, 2000 and June 11, 2000. The Company is currently negotiating with LaSalle and Alliance to restate the provisions of these covenants.

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

    During 1999, we began to explore the demand for and viability of a pick-up and delivery service for home laundry. We began offering this service in the greater Miami area in August of 1999. Customers can order this service by calling a toll free number or accessing the Cleanwave web site at www.cleanwave.com. Cleanwave's objective is to pick-up, wash, dry, fold, package and return each customer's laundry within 24 hours. The laundry is currently being processed by our employees at two of our Miami locations during the hours these stores are closed to retail customers, thus allowing us to leverage our in place assets. Cleanwave's results to date have been promising and we expect to expand this service to the entire Miami market and expand to other SpinCycle markets as demand dictates and resources permit.

    To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count grew rapidly in our first three years, from our first store opening in April 1996, through year end 1996, 1997 and 1998 when we had a total of 14, 71 and 163 stores, respectively. By year-end 1999 we had 172 stores. As of June 11, 2000, we had not opened any additional stores, we had no other stores under construction and were party to three leases for stores that we do not currently have plans to develop. We continue to maintain a significant backlog of potential acquisition and development sites, but do not expect to enter into any commitments to purchase or develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations.

     To date we have closed four stores: one during 1998, following a lease buyout by our landlord at that location and three additional stores during 1999 due to poor performance. In connection with these store closures, we recognized approximately $1.0 million in losses on impairment and disposal of long-lived assets during fiscal 1999. We do not presently foresee closing any additional stores. We are actively pursuing the sale or alternative use of two of the locations that we closed during 1999.

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

Second Quarter and Year-To-Date 2000 Compared to Second Quarter and Year-To-Date 1999

    Revenues. Our revenues were approximately $12.5 million for the second quarter of 2000, an increase of approximately $500,000 from approximately $12.0 million in the corresponding period in 1999. Revenues were approximately $25.8 million for year-to-date 2000, an increase of approximately $2.2 million from approximately $23.6 million for the corresponding period in 1999. Our growth in revenue was primarily attributable to the continued maturation of our developed and acquired stores.

    Store operating expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization were approximately $8.7 million in the second quarter of 2000, a decrease of approximately $500,000 from approximately $9.2 million in the corresponding period in 1999. Store operating expenses were approximately $17.6 million for year-to-date 2000, a decrease of approximately $400,000 from approximately $17.9 million for the corresponding period in 1999. The decreases in our store operating expenses, excluding depreciation and amortization were primarily attributable to our measures to reduce store operating expenses, specifically repair and maintenance, labor, and telecom, partially offset by our increase in utility expenses due to our increased customer volume. Operating expenses as a percentage of revenues were approximately 77% for the second quarter 1999 and approximately 76% for year-to-date 1999. Operating expenses as a percentage of revenues decreased to approximately 70% for the second quarter of 2000 and approximately 68% for year-to-date 2000, which is a result of the continued maturation of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses.

    Preopening costs. We had no preopening costs in the second quarter of 2000, a decrease of approximately $1,000 from approximately $1,000 in the corresponding period in 1999. We had no preopening costs for year-to-date 2000, a decrease of approximately $114,000 from approximately $114,000 for the corresponding period in 1999. We expense preopening costs as incurred. During the second quarter of 1999 we did not open any stores and had three stores under construction. For the year-to-date period ended June 13, 1999 we had opened nine stores and had three stores under construction. During the second quarter and year-to-date 2000 we did not open any stores or have any stores under construction. We have delayed indefinitely the opening of three stores which we have under lease.

    Store EBITDA. Our store EBITDA was approximately $3.8 million in the second quarter of 2000, an increase of approximately $1.1 million from approximately $2.7 million for the corresponding period in 1999. Store EBITDA was approximately $8.2 million for year-to-date 2000, an increase of approximately $2.6 million from approximately $5.6 million for the corresponding period in 1999. The increase was primarily attributable to increased revenue from the maturation of our stores. Our store EBITDA increases as revenues increase due to the fixed nature of many of the store level expenses.

    Depreciation and amortization. Our depreciation and amortization expense was approximately $3.4 million in the second quarter of 2000, an increase of approximately $100,000 from approximately $3.3 million for the corresponding period in 1999. Depreciation and amortization was approximately $6.7 million for year-to-date 2000, an increase of approximately $300,000 from approximately $6.5 million for the corresponding period in 1999. The increase was principally due to property and equipment acquired in connection with our 1999 expansion.

    Selling, general and administrative expenses. Our selling, general and administrative expenses were approximately $2.7 million in the second quarter of 2000, an increase of approximately $200,000 from approximately $2.5 million in the corresponding period of 1999. Selling, general and administrative expenses were approximately $5.0 million for year-to-date 2000, and for the corresponding period in 1999. Selling, general and administrative expenses for the second quarter of 1999 and the second quarter of 2000 as a percentage of revenue were approximately 21%. Selling, general and administrative expenses decreased as a percentage of revenue from approximately 21% for year-to-date 1999 to approximately 19% for year-to-date 2000. The decrease was due to the maturation of our stores and our implementation of certain initiatives to reduce these expenses, including our 1999 reductions in force.

    EBITDA. Our EBITDA in the second quarter of 2000 was approximately $1.1 million, an increase of approximately $860,000 from our EBITDA of approximately $240,000 for the corresponding period in 1999. EBITDA was approximately $3.3 million for year-to-date 2000, an increase of approximately $2.7 million from approximately $500,000 for the corresponding period in 1999. The increase was primarily attributable to the continued maturation of our stores.

    We concluded the year-to-date period ended June 11, 2000 with approximately $3.3 million of EBITDA. The EBITDA generated in the first two quarters of 2000 exceeded the EBITDA generated during all of fiscal 1999 by approximately $800,000 and marked the fifth consecutive quarter that we achieved positive EBITDA. For the remainder of 2000, we will continue to focus on strategies to improve unit level economics and reduce general and administrative expenses.

    Interest income and interest expense, net. Our interest income was approximately $20,000 in the second quarter of 2000, a decrease of approximately $6,000 from approximately $26,000 in the second quarter of 1999. Our interest income was approximately $45,000 year-to-date 2000, a decrease of approximately $19,000 from approximately $64,000 year-to-date 1999. The decrease in interest income was primarily attributable to a lower average cash balance during the second quarter and year-to-date 2000 compared to the second quarter and year-to-date 1999. Our interest expense, net of capitalized interest was approximately $4.3 million in the second quarter of 2000, an increase of approximately $800,000 from approximately $3.5 million in the corresponding period in 1999. Interest expense, net of capitalized interest was approximately $8.3 million year-to-date 2000, an increase of approximately $1.4 million from approximately $6.9 million in the corresponding period in 1999. The increase in interest expense, net was primarily attributable to the increase in accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings under our existing credit facilities. We had approximately $8.7 million in borrowings under our former credit facility at the end of the second quarter of 1999 and had approximately $10.0 million in borrowings at the end of the second quarter of 2000 under our existing credit facilities.

    Net loss. Our net loss recorded in the second quarter of 2000 and the second quarter of 1999 was approximately $6.6 million. The net loss recorded year-to-date 2000 was approximately $11.8 million, a decrease of approximately $1.0 million from the $12.8 million net loss recorded in the corresponding period of 1999. The decreased loss was primarily attributable to the additional income provided by our operations, partially offset by the increase in interest expense related to our April 1998 offering of senior discount notes and warrants, and the interest expense associated with our outstanding borrowings under our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

    At June 11, 2000, we had total assets of approximately $113.4 million, including current assets of approximately $7.4 million. Cash and cash equivalents were approximately $4.0 million.

    Our cash provided by operations during the year-to-date period ended June 11, 2000 was approximately $1.3 million, a $3.2 million increase from our cash used in operations during the corresponding period in 1999 of approximately $1.9 million. Our cash provided by operations year-to-date 2000 was primarily attributable to the store EBITDA realized during the period. The increase in our cash provided by operating activities in the year-to-date period ended June 11, 2000 was the result of the continued maturation of our stores and reductions in our selling, general and administrative expenses as discussed above.

    Our cash used in investing activities during the year-to-date period ended June 11, 2000 was approximately $800,000, a $7.4 million decrease from our cash used in investing activities of approximately $8.2 million for the corresponding period in 1999. Our reduced spending on investing activities in the year-to-date period ended June 11, 2000 is due to the substantial decrease in our expansion activities.

    Our cash used in financing activities was approximately $660,000 during the year-to-date period ended June 11, 2000, a decrease of approximately $9.1 million from our cash provided by financing activities of approximately $8.5 million during the corresponding period in 1999. We borrowed funds primarily to pay for our capital expenditures related to our 1999 store rollout plan. The funds were obtained primarily from our former credit facility.

    We generated approximately $3.3 million of positive EBITDA during our first two fiscal quarters of 2000. We expect to generate positive EBITDA in all 13 periods of 2000. As of June 11, 2000 we had drawn approximately $10.0 million from our existing facilities, and had $5.0 million additional borrowing capacity on these credit facilities based on the applicable financial covenants. Going forward, we expect to be able to meet our current obligations with cash flows from our store operations. We believe that our cash flow from operations will provide us with sufficient capital resources through June of 2001. Significant variances in budgeted store revenue or store EBITDA or unforeseen capital requirements could result in insufficient capital resources if they exceed our cash flow from operations or our availability on our credit facilities. As we have not received the requisite number of landlord consents required at closing, borrowing availability under the LaSalle facility could be reduced by $1.0 million. LaSalle has not notified us that our availability has been limited. The Company obtained waivers from LaSalle and Alliance with respect to the tangible net worth covenants in their respective loan agreements for the quarters ended December 26, 1999, March 19, 2000 and June 11, 2000. The Company is currently negotiating with LaSalle and Alliance to restate the provisions of these covenants.

    Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, we will be required to repay the principal balance owing on the LaSalle facility. The principal balance on June 11, 2000 was approximately $7.0 million. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time. Absent our ability to modify these debt service obligations, it is unlikely that we will be able to make these required cash payments when due.

POTENTIAL LOSS OF NET OPERATING LOSSES

    As of June 11, 2000, we had net operating losses ("NOLs") of approximately $55.4 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011.
Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

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

FORWARD-LOOKING STATEMENTS

    Statements that are not historical facts, including statements about our confidence in our prospects, strategies and expectations about expansion into new markets, growth in existing markets, comparable store sales and ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) our historical and anticipated losses and negative cash flow;
(2) debt service requirements, restrictions and covenants related to our substantially leveraged financial position; (3) considerable competition from local and regional operators in all of our markets; (4) our ability to hire, train, retain and assimilate competent management and store-level employees; (5) our ability to identify new markets in which to successfully compete; (6) our ability to locate suitable sites for building or acquisition; (7) our ability to negotiate acceptable lease terms; and (8) our dependence on timely fulfillment by landlords and others of their contractual obligations. No assurance can be given that the existing stores will achieve sales and profitability comparable to our strategic plan. There can be no assurance that an adequate revenue base will be established or that we will generate sufficient positive cash flow from operations to satisfy our debt service obligations beginning on November 1, 2000. Any investor or potential investor in SpinCycle must consider these risks and others that are detailed in this report.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) SpinCycle, Inc. commenced a written consent solicitation of all of its stockholders on May 25, 2000.

    (b) The written solicitation of stockholders involved the election of directors. The following directors were re- elected to serve as directors of the Company:

        Alfredo Brener: representative of holders of Series A and B Convertible Preferred Stock

        Peer Pedersen: representative of holders of Series C Convertible Preferred Stock

        Peter Ax, James Hutton, John H. Muehlstein, John Wallace: at-large representatives

        Mr. Robert J. Lunn was also elected as an at-large representative of the stockholders. Mr. Lunn replaces Mr. Dean Buntrock who chose not to stand for re-election.

    (c) The Company conducted a written stockholder solicitation regarding the election of the board of directors and the grant of restricted units in Cleanwave, LLC to seven members of the Company's senior management team commenced on May 25, 2000. The requisite stockholder votes had been received as of June 30, 2000.

    The holders of Series A and Series B Convertible Preferred Stock share the right to elect one member to the Company's board of directors. The election of Mr. Brener has been approved by the requisite number of stockholders. As of the date hereof, those results were as follows:

                                     APPROVED             DISAPPROVED                ABSTAINED
     Series A Stock                    60,850                   1,000                      152
     Series B Stock                    79,270                   2,421                    3,632


       The holders of Series C Convertible Preferred Stock have the right to elect one member to the Company's board of directors. The election of Mr. Pedersen has been approved by the requisite number of stockholders.
    As of the date hereof, those results were as follows:

                                     APPROVED           DISAPPROVED               ABSTAINED
    Series C Stock                     48,625                     0                       0

    All of the Company's stockholders share the right to elect five members of the Company's board of directors. The affirmative vote of a majority of all of the Company's shares, treated as a single class, are required to elect the nominees. The election of all of the nominees has been approved by the requisite number of stockholders. As of the date hereof, those results were as follows:

    (i) Election of Peter Ax:

                                     APPROVED             DISAPPROVED              ABSTAINED
     Common Stock                      19,896                       0                  5,555
     Series A Stock                    61,730                   1,000                     72
     Series B Stock                    82,691                   2,421                      0
     Series C Stock                    39,856                       0                      0

    (ii) Election of James Hutton:

                                     APPROVED             DISAPPROVED              ABSTAINED
     Common Stock                      19,896                       0                  5,555
     Series A Stock                    61,730                   1,000                     72
     Series B Stock                    82,691                   2,421                      0
     Series C Stock                    39,856                       0                      0

    (iii) Election of John H. Muehlstein:

                                     APPROVED             DISAPPROVED              ABSTAINED
     Common Stock                      19,896                       0                  5,555
     Series A Stock                    61,730                   1,000                     72
     Series B Stock                    82,691                   2,421                      0
     Series C Stock                    39,856                       0                      0

    (iv) Election of John Wallace:

                                     APPROVED             DISAPPROVED              ABSTAINED
     Common Stock                      19,896                       0                  5,555
     Series A Stock                    61,730                   1,000                     72
     Series B Stock                    82,691                   2,421                      0
     Series C Stock                    39,856                       0                      0

    (v) Election of Robert J. Lunn:

                                     APPROVED             DISAPPROVED              ABSTAINED
     Common Stock                      19,896                       0                  5,555
     Series A Stock                    61,730                   1,000                     72
     Series B Stock                    82,691                   2,421                      0
     Series C Stock                    39,856                       0                      0

    On February 28, 2000, the compensation committee of the Company's board of directors granted restricted units in Cleanwave, LLC representing 25% of the Company's interest in Cleanwave, LLC (17.5% after the Shell investment). These grants were subject to the consent of the holders of 76% of the Series A shares, 51% of the holders of Series B shares and 51% of the holders of Series C shares. The stockholders approved all of these matters by the requisite vote as of June 30, 2000. As of the date hereof, the results were as follows:

    (vi) Waiver of preemptive rights:

                                     APPROVED             DISAPPROVED              ABSTAINED
     Series A Stock                    60,476                   1,606                    720
     Series B Stock                    74,217                   5,053                  6,053
     Series C Stock                    48,545                       0                     80

    (vii) Waiver of notice with respect to preemptive rights:

                                     APPROVED             DISAPPROVED               ABSTAINED
     Series A Stock                    52,276                   1,606                   8,920
     Series B Stock                    72,886                   6,384                   6,053
     Series C Stock                    46,495                       0                   2,130

    (viii) Consent to issuance of securities with a purchase price less than the price paid for the respective series of preferred shares:

                                     APPROVED             DISAPPROVED               ABSTAINED
     Series A Stock                    58,076                   1,606                   3,120
     Series B Stock                    72,886                   6,384                   6,053
     Series C Stock                    47,405                     0                     1,220


ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a).  Exhibit 27.1 Financial Data Schedule

    (b).  None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                 SPINCYCLE, INC.


Date: July 26, 2000                     By /s/ Peter L. Ax
                                           ---------------------------
                                               Peter L. Ax
                                               Chief Executive Officer