Form 10-Q
period 2000-10-01
SPINCYCLE INC
filed 2000-11-15
CIK 1010235

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                        Commission file number 333-57883

                                 SPINCYCLE, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 14, 2000, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

INDEX                                                                       PAGE
-----                                                                       ----

PART I - FINANCIAL INFORMATION...........................................     3

Item 1.  Financial Statements............................................     3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  ....    13


PART II - OTHER INFORMATION..............................................    14

Item 1.  Legal Proceedings...............................................    14

Item 2.  Changes in Securities and Use of Proceeds.......................    14

Item 3.  Defaults Upon Senior Securities.................................    14

Item 4.  Submission of Matters to a Vote of Security Holders.............    14

Item 5.  Other Information...............................................    14

Item 6.  Exhibits and Reports on Form 8-K................................    14

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                    OCTOBER 1,        DECEMBER 26,
                                                                       2000               1999
                                                                   -------------      -------------
                                                                    (UNAUDITED)
                              ASSETS
Current assets:
  Cash and cash equivalents                                        $   2,249,324      $   4,125,919
  Landlord allowances                                                     77,250            176,340
  Prepaid expenses                                                       252,738             92,490
  Inventory                                                              300,920            298,477
  Land held for sale-leaseback                                         1,919,209          1,919,209
  Other current assets                                                   926,319            685,508
                                                                   -------------      -------------
    Total current assets                                               5,725,760          7,297,943

Property and equipment, net                                           86,014,350         95,241,610
Goodwill, net                                                         12,033,140         12,634,520
Other assets                                                           3,792,890          4,370,021
                                                                   -------------      -------------
    Total assets                                                   $ 107,566,140      $ 119,544,094
                                                                   =============      =============


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 $     709,923      $     885,231
  Accrued utilities                                                      953,770          1,296,144
  Accrued expenses                                                     1,393,990          2,666,326
  Current portion of deferred rent                                       493,335            493,335
  Current portion of long-term debt                                    6,767,186            207,460
                                                                   -------------      -------------
    Total current liabilities                                         10,318,204          5,548,496

Long-term debt                                                       133,001,302        127,940,845
Deferred rent                                                          2,665,962          3,407,741
Other liabilities                                                        345,610            428,520
                                                                   -------------      -------------
    Total liabilities                                                146,331,078        137,325,602
                                                                   -------------      -------------

Shareholders' equity (deficit):
  Series A, Series B and Series C convertible preferred stock,
    $.01 par value, 370,000 shares authorized, 275,402
    shares issued and outstanding                                     50,845,810         50,845,810
  Common stock, $.01 par value, 630,000 shares authorized,
    27,763 shares issued and outstanding                                     278                278
  Common stock warrants                                                5,625,000          5,625,000
  Additional paid-in capital - common stock                            1,430,259          1,430,259
  Accumulated deficit                                                (96,666,285)       (75,682,855)
                                                                   -------------      -------------
    Total shareholders' equity (deficit)                             (38,764,938)       (17,781,508)
                                                                   -------------      -------------

    Total liabilities and shareholders' equity                     $ 107,566,140      $ 119,544,094
                                                                   =============      =============




   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------


                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                QUARTERS ENDED                       YEAR-TO-DATE
                                                         ------------------------------      ------------------------------
                                                          OCTOBER 1,        OCTOBER 3,        OCTOBER 1,        OCTOBER 3,
                                                             2000              1999              2000              1999
                                                         ------------      ------------      ------------      ------------
Revenues                                                 $ 15,840,532      $ 16,090,868      $ 41,647,256      $ 39,659,572
Cost of revenues -- store operating expenses               11,246,043        12,441,902        28,827,991        30,381,595
Preopening costs                                                   --             2,586                --           116,970
Depreciation and amortization                               4,517,280         4,465,303        11,260,108        10,931,586
Selling, general and administrative expenses                3,376,010         2,909,680         8,346,306         7,915,512
Loss on disposal of property & equipment                           --           391,246                --           466,482
                                                         ------------      ------------      ------------      ------------
  Operating loss                                           (3,298,801)       (4,119,849)       (6,787,149)      (10,152,573)

Interest income                                                18,022            35,370            63,518            98,958
Interest expense, net of amount capitalized                (5,924,157)       (4,969,804)      (14,259,799)      (11,846,205)
                                                         ------------      ------------      ------------      ------------
  Net loss                                               $ (9,204,936)     $ (9,054,283)     $(20,983,430)     $(21,899,820)
                                                         ------------      ------------      ------------      ------------

  Net loss per common share                              $    (331.55)     $    (326.13)     $    (755.81)     $    (788.81)
                                                         ============      ============      ============      ============

Weighted average number of common shares outstanding           27,763            27,763            27,763            27,763
                                                         ------------      ------------      ------------      ------------




   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         YEAR-TO-DATE
                                                                ------------------------------
                                                                 OCTOBER 1,        OCTOBER 3,
                                                                    2000              1999
                                                                ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                      $(20,983,430)     $(21,899,820)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 11,260,108        10,931,586
    Loss on disposal of property and equipment                         1,000           466,482
    Amortization of debt issuance costs                              688,192           757,650
    Amortization of discount on long-term debt                    12,757,973        10,780,035
    Changes in assets and liabilities:
      Landlord allowances                                             99,091           550,595
      Prepaid expenses                                              (160,249)          374,950
      Inventory                                                       (2,443)         (174,611)
      Other current assets                                          (240,812)           64,126
      Other assets                                                   (88,087)           18,860
      Accounts payable                                              (175,309)       (2,779,167)
      Construction payables                                               --          (389,393)
      Accrued utilities                                             (342,374)          (50,427)
      Accrued expenses and other liabilities                      (1,355,245)         (567,099)
      Deferred rent                                                 (741,779)          180,660
                                                                ------------      ------------
        Net cash provided by (used in) operating activities          716,636        (1,735,573)
                                                                ------------      ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of fixed assets                                        (1,277,856)       (9,150,053)
  Proceeds from sale of fixed assets                                      --            49,760
  Net proceeds from sale-leaseback transactions                                        534,333
  Capitalized interest                                                (1,612)         (156,902)
                                                                ------------      ------------
        Net cash provided by (used in) investing activities       (1,279,468)       (8,722,862)
                                                                ------------      ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of debt                                                (1,275,292)         (266,597)
  Debt issuance costs paid                                          (153,726)         (336,909)
  Increase in debt                                                   115,255         9,390,000
                                                                ------------      ------------
        Net cash provided by (used in) financing activities       (1,313,763)        8,786,494
                                                                ------------      ------------
Net increase (decrease) in cash and cash equivalents              (1,876,595)       (1,671,941)
Cash and cash equivalents, beginning of period                     4,125,919         4,239,099
                                                                ------------      ------------
Cash and cash equivalents, end of period                        $  2,249,324      $  2,567,158
                                                                ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Equipment financed with long-term debt                        $     22,247      $    152,823

CASH FLOW DURING THE YEAR FOR THE FOLLOWING:
  Interest paid                                                 $    773,418      $    353,043




   The accompanying notes are an integral part of these financial statements.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

                                            NOTES TO FINANCIAL STATEMENTS

1. UNAUDITED FINANCIAL INFORMATION - BASIS OF PRESENTATION

      The unaudited financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, therefore, does not include all of the information and note disclosures required by generally accepted accounting principles for financial statements. Accordingly, this information should be read in conjunction with the audited financial statements for the year ended December 26, 1999 and notes thereto included in the Form 10-K of SpinCycle, Inc. (the "Company") filed with the Securities and Exchange Commission ("SEC") on March 27, 2000. In the opinion of management, this information reflects all adjustments of a normal recurring nature and necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods reported.

      The results of operations for the periods ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the results to be expected for a full fiscal year.


2. LIQUIDITY

      During the year-to-date period ended October 1, 2000, the Company experienced a net loss of $20,983,430 and had an accumulated deficit of $96,666,285. The Company's history of losses has been largely due to depreciation and the accretion of interest on its senior discount notes, as well as the large general and administrative infrastructure it put in place to handle the rapid growth it has experienced. Year-to-date 2000, the Company has maintained positive earnings before interest, taxes, depreciation and amortization ("EBITDA") for all fiscal periods. Management believes that the availability of funds from the LaSalle Bank National Association credit facility and operating revenues from its 172 units opened as of fiscal quarter ended October 1, 2000, will enable the Company to maintain operations, excluding debt payments described below, for the foreseeable future.

      Beginning November 1, 2001, the Company will be required to make semi-annual cash payments of approximately $9.24 million on its senior discount notes. Additionally, on September 30, 2001, the Company will be required to repay the principal balance owing on the LaSalle facility. The principal balance outstanding on October 1, 2000 was approximately $6.5 million. These payments, which are substantially in excess of any historic net cash flow the Company has generated, will be in addition to its selling, general and administrative expenses and any other interest or other expenses incurred at that time. If the Company is unable to modify these debt service obligations, it is unlikely that the Company will be able to make these required cash payments when due, which could have a material and adverse effect on the Company. A special committee of the Company's Board of Directors has been formed to investigate possible alternatives.


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

4. JOINT VENTURES

      On January 7, 2000, the Company formed E-Wash, Inc., a Delaware corporation, as a wholly owned subsidiary. The Company's board of directors designated E-Wash, Inc. as an unrestricted subsidiary of the Company on February 3, 2000. On February 28, 2000, E-Wash, Inc. formed E-Wash, LLC, a Delaware single member limited liability company. These entities were re-named CleanWave, Inc. and CleanWave, LLC, respectively, on March 6, 2000. On May 30, 2000, these entities were renamed as Cleanwave, Inc. and Cleanwave, LLC, respectively. All references herein are to the entities as they were named as of the end of the Company's second quarter.

      On May 1, 2000, SpinCycle, Inc., through its wholly owned subsidiary, entered into an amended and restated limited liability company agreement for Cleanwave, LLC, and a unit purchase agreement, among other transaction documents, with Shell Chemical Company ("Shell"). Cleanwave, LLC now conducts the pick up and delivery laundry business, which the Company had been testing in its Miami, Florida market since August 1999. Pursuant to the unit purchase agreement, Shell acquired units representing a 30% interest in Cleanwave, LLC. The balance of Cleanwave, LLC units are owned by Cleanwave, Inc. (52.5%) and seven members of the Company's senior management (17.5% in the aggregate). The seven members of senior management of the Company own their units pursuant to restricted unit agreements, which provide that one-third of each individual's units vest as of the date of grant (February 28, 2000) and vest an additional one-third on each of the first two anniversaries of the grant date. As the remainder of these grants vest in the future, the Company will determine their current value at the vesting dates in order to recognize compensation expense. The Company's stockholders approved the grant of these restricted units as of June 30, 2000.

      Shell received one-third (10%) of its 30% interest in Cleanwave, LLC in exchange for services rendered and expenses undertaken on behalf of the venture prior to closing: these expenses related primarily to market research. Shell purchased the remaining two-thirds (20%) of its interest for $5.0 million in cash. The $5.0 million is expected to be used to operate the Cleanwave business in the Miami market through year end 2000, and to pay certain expenses incurred by the parties prior to closing, such as branding and capital expenditures. Shell also has the opportunity to earn up to an additional 11% ownership interest in Cleanwave, LLC if and when Cleanwave, LLC enters into certain strategic relationships with specified third parties and/or Shell provides certain services to Cleanwave, LLC.

      Cleanwave, LLC and Shell, and certain related parties of each, concurrently entered into an intellectual property transfer and license agreement regarding the ownership and licensing of existing intellectual property owned by the Company and/or contributed to Cleanwave, LLC and future intellectual property created by and/or on behalf of the Company, Cleanwave, LLC or Shell. Cleanwave and Shell also entered into an interim services and products agreement pursuant to which Cleanwave agrees to grant Shell a right of first refusal to provide certain products and services to Cleanwave.

      The Company is providing the laundry processing services (personnel and facilities) to Cleanwave, LLC for a one-year period, subject to extension and termination as agreed by the parties. All personnel previously hired to drive vans and staff the call center have become Cleanwave employees. SpinCycle is being compensated for providing laundry processing services on a price per pound basis as well as with fees to offset training and field management services and to offset occupancy costs. The Company has also agreed to provide certain administrative services, such as payroll processing, human resources, executive staffing and information systems, to Cleanwave, LLC for a term of one year, subject to extension by the parties. For these services the Company will receive 5% of Cleanwave, LLC's annual gross revenues, subject to a minimum annual amount of $250,000. Intercompany expenses between Cleanwave, LLC and the Company were immaterial for the fiscal quarter ended October 1, 2000.

      Currently, Cleanwave, LLC's only officers are Peter Ax and Christopher Lombardi, who are also officers of the Company. Cleanwave, LLC has a board of directors, currently comprised of Peter Ax, Christopher Lombardi, John H. Muehlstein, Daniel K. Carlson and R. Krug Fenz. Messrs. Carlson and Fenz are Shell's representatives on the board.

      The Company was required to and did obtain a waiver from its lenders, LaSalle Bank National Association and Alliance Laundry Systems LLC, in connection with this transaction.

      Based on the substantive participation rights granted to Shell under the amended and restated limited liability company agreement, the Company is not deemed to have effective control of Cleanwave, LLC, therefore the equity method of accounting is being applied. Additionally, the Company does not have a cash investment nor has it loaned any funds to Cleanwave, LLC constituting a basis in its interest in Cleanwave, LLC. As a consequence, the Company has not recorded any of Cleanwave, LLC's losses to date under the equity method or eliminated its portion of any intercompany transactions. The Company will continue this accounting treatment until such time as Cleanwave, LLC becomes profitable, which is not expected to occur in the foreseeable future.


5. INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

      The Company's interest expense, net of amount capitalized, consists of the following:

                                                           QUARTERS ENDED                     YEAR-TO-DATE
                                                     --------------------------      ------------------------------
                                                     OCTOBER 1,     OCTOBER 3,        OCTOBER 1,        OCTOBER 3,
                                                        2000           1999              2000              1999
                                                     ----------     -----------      ------------      ------------
   Accretion of Senior Discount Notes                $5,351,807     $ 4,428,643      $ 12,757,973      $ 10,780,035
   Interest expense on Alliance and LaSalle debt        278,980              --           741,022                --
   Interest expense on Heller                                --         230,028                --           422,842
   Amortization of debt issue costs                     281,382         316,351           688,192           757,650
   Other interest expense                                11,988          16,738            74,224            42,580
   Capitalized interest                                      --         (21,956)           (1,612)         (156,902)
                                                     ----------     -----------      ------------      ------------
   Interest expense, net                             $5,924,157     $ 4,969,804      $ 14,259,799      $ 11,846,205
                                                     ==========     ===========      ============      ============


6. LONG-TERM DEBT

      At October 1, 2000 and December 26, 1999, long-term debt included the following:

                                                                OCTOBER 1,       DECEMBER 26,
                                                                  2000               1999
                                                              -------------      -------------
   12.75% Senior Discount Notes Due 2005 ($144,990,000
   principal amount), net of unamortized discount             $ 129,962,343      $ 117,204,370

   Alliance Laundry Systems LLC Credit Facility; interest
   at prime plus 1.0%; due in installments through 2006           3,000,000          3,000,000

   LaSalle Bank National Association Credit Facility;
   interest at either prime plus 1.0% or LIBOR plus 3.0%;
   due September 30, 2001                                         6,494,051          7,494,051

   Other notes payable; interest at 11% due in various
   installments through September 2001                              312,094            449,884
                                                              -------------      -------------
                                                                139,768,488        128,148,305
   Less current portion                                          (6,767,186)          (207,460)
                                                              -------------      -------------
                                                              $ 133,001,502     $ 127,940,845
                                                              =============      =============

Effective September 30, 2000, the Company and LaSalle Bank National Association executed an amendment to the LaSalle Facility that modified the minimum tangible net worth and capitalized expenditure covenants. Additionally, effective September 30, 2000, the Company and Alliance Laundry Systems LLC executed an amendment to the Alliance Facility that modified the minimum tangible net worth covenant and capitalized expenditure covenant. The minimum tangible net worth covenant was the covenant for which the Company received waivers in its previous three quarters.

                                 SPINCYCLE, INC.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   SpinCycle, Inc. ("SpinCycle") is a specialty retailing company engaged in the coin laundry business. We were founded in October 1995 to develop and implement SpinCycle's unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. We were formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in our expansion and business plan.

   During 1999, we began to explore the demand for and viability of a pick-up and delivery service for home laundry. We began offering this service in the greater Miami, Florida area in August of 1999. As of May 1, 2000, Cleanwave, LLC of which SpinCycle owns 52.5%, offers this service. Miami area consumers can currently order this service by calling a toll free number or accessing the Cleanwave web site at www.cleanwave.com. Cleanwave's objective is to pick-up, wash, dry, fold, package and return each customer's laundry within 24 hours. The laundry is currently being processed by our employees at three of our Miami locations during the hours these stores are closed to retail customers, thus allowing us to leverage our assets. Cleanwave's demand to date have been promising and we expect to expand this service to the entire Miami market and expand to other SpinCycle markets as demand dictates and resources permit.

   To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Our store count grew rapidly in our first three years, from our first store opening in April 1996, through year end 1996, 1997 and 1998 when we had a total of 14, 71 and 163 stores, respectively. By year-end 1999 SpinCycle operated 172 stores. As of October 1, 2000, we had not opened any additional stores, we had no other stores under construction and were party to three leases for stores that we do not currently plan to develop. We continue to maintain a significant backlog of potential acquisition and development sites, but do not expect to enter into any commitments to purchase or develop stores prior to procuring additional growth capital or generating sufficient cash flow from operations.

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

   Our rapid development and acquisition of laundromats has required significant capital resources. Our expansion has been facilitated through private equity investments, proceeds from the issuance of our senior discount notes, borrowings from our credit facilities and revenue generated from our stores. From inception to date, we have not been profitable and have generated net operating losses and negative cash flow from operations. We had expected to access the public equity markets in late 1998 or early 1999 to provide additional growth capital for our planned expansion, but found that SpinCycle's valuation then and under current market conditions would provide an unfavorable return to our investors. Until such time as we can access the public equity markets or other sources of capital, we have elected not to add stores, and expect to continue to proceed cautiously with our planned expansion to judiciously utilize available sources of growth capital.

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

Third Quarter and Year-To-Date 2000 Compared to Third Quarter and Year-To-Date 1999

   Revenues. Our revenues were approximately $15.8 million for the third quarter of 2000, a decrease of approximately $250,000 from approximately $16.1 million in the corresponding period in 1999. Our decrease in revenues for the quarter was primarily attributable to a larger adverse seasonal impact during 2000. Revenues were approximately $41.6 million for year-to-date 2000, an increase of approximately $1.9 million from approximately $39.7 million for the corresponding period in 1999. Our year-to-date growth in revenue was primarily attributable to the continued maturation of our developed and acquired stores.

   Store operating expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization were approximately $11.2 million in the third quarter of 2000, a decrease of approximately $1.2 million from approximately $12.4 million in the corresponding period in 1999. Store operating expenses were approximately $28.8 million for year-to-date 2000, a decrease of approximately $1.6 million from approximately $30.4 million for the corresponding period in 1999. The decreases in our store operating expenses, excluding depreciation and amortization were primarily attributable to our measures to reduce store operating expenses, specifically repair and maintenance, labor, and telecom, partially offset by our increase in utility expenses due to our increased customer volume. Operating expenses as a percentage of revenues were approximately 76% for the third quarter 1999 and approximately 77% for year-to-date 1999. Operating expenses as a percentage of revenues decreased to approximately 71% for the third quarter of 2000 and approximately 69% for year-to-date 2000, which is a result of the continued maturation of our stores' revenue and our implementation of initiatives designed to reduce store operating expenses.

   Preopening costs. We had no preopening costs in the third quarter of 2000, a decrease of approximately $3,000 from approximately $3,000 in the corresponding period in 1999. We had no preopening costs for year-to-date 2000, a decrease of approximately $117,000 from approximately $117,000 for the corresponding period in 1999. We expense preopening costs as incurred. During the third quarter of 1999 we opened three stores. For the year-to-date period ended October 3, 1999 we had opened 12 stores. During the third quarter and year-to-date 2000 we did not open any stores or have any stores under construction. We have delayed indefinitely the opening of three stores that we have under lease.

   Store EBITDA. Our store EBITDA was approximately $4.6 million in the third quarter of 2000, an increase of approximately $1.0 million from approximately $3.6 million for the corresponding period in 1999. Store EBITDA was approximately $12.8 million for year-to-date 2000, an increase of approximately $3.6 million from approximately $9.2 million for the corresponding period in 1999. The increase was primarily attributable to increased revenue from the maturation of our stores. Our store EBITDA increases as revenues increase due to the fixed nature of many of the store level expenses.

   Depreciation and amortization. Our depreciation and amortization expense was approximately $4.5 million in the third quarter of 2000, an increase of approximately $50,000 from approximately $4.4 million for the corresponding period in 1999. Depreciation and amortization was approximately $11.3 million for year-to-date 2000, an increase of approximately $400,000 from approximately $10.9 million for the corresponding period in 1999. The increase was principally due to property and equipment acquired in connection with our 1999 expansion.

   Selling, general and administrative expenses. Our selling, general and administrative expenses were approximately $3.4 million in the third quarter of 2000, an increase of approximately $500,000 from approximately $2.9 million in the corresponding period of 1999. Selling, general and administrative expenses were approximately $8.3 million for year-to-date 2000, a $400,000 increase from $7.9 million for the corresponding period in 1999. Selling, general and administrative expenses as a percentage of revenue were approximately 21% for the third quarter of 2000 and 20% for the corresponding quarter 1999. Selling, general and administrative expenses decreased as a percentage of revenue from approximately 21% for year-to-date 1999 to approximately 20% for year-to-date 2000. The decrease was due to the maturation of our stores and our implementation of certain initiatives to reduce these expenses, including our 1999 reductions in force.

   EBITDA. Our EBITDA in the third quarter of 2000 was approximately $1.2 million, an increase of approximately $460,000 from our EBITDA of approximately $740,000 for the corresponding period in 1999. EBITDA was approximately $4.5 million for year-to-date 2000, an increase of approximately $3.3 million from approximately $1.2 million for the corresponding period in 1999. The increase was primarily attributable to the continued maturation of our stores. The EBITDA generated in the first three quarters of 2000 exceeded the EBITDA generated during all of fiscal 1999 by approximately $2.0 million and marked the sixth consecutive quarter that we achieved positive EBITDA. For the remainder of 2000, we will continue to focus on strategies to improve unit level economics and reduce general and administrative expenses.

   Interest income and interest expense, net. Our interest income was approximately $18,000 in the third quarter of 2000, a decrease of approximately $17,000 from approximately $35,000 in the third quarter of 1999. Our interest income was approximately $64,000 year-to-date 2000, a decrease of approximately $35,000 from approximately $99,000 year-to-date 1999. The decrease in interest income was primarily attributable to a lower average cash balance during the third quarter and year-to-date 2000 compared to the third quarter and year-to-date 1999. Our interest expense, net of capitalized interest was approximately $5.9 million in the third quarter of 2000, an increase of approximately $900,000 from approximately $5.0 million in the corresponding period in 1999. Interest expense, net of capitalized interest was approximately $14.3 million year-to-date 2000, an increase of approximately $2.5 million from approximately $11.8 million in the corresponding period in 1999. The increase in interest expense, net was primarily attributable to the increase in accretion of interest expense related to our April 1998 offering of senior discount notes and warrants and interest expense accrued for borrowings under our existing credit facilities. We had approximately $9.3 million in borrowings under our former credit facility at the end of the third quarter of 1999 and had approximately $9.5 million in borrowings at the end of the third quarter of 2000 under our existing credit facilities.

   Net loss. Our net loss recorded in the third quarter of 2000 was approximately $9.2 million, an increase of approximately $100,000 from approximately $9.1 million in the third quarter of 1999. The net loss recorded year-to-date 2000 was approximately $21.0 million, a decrease of approximately $1.0 million from the $22.0 million net loss recorded in the corresponding period of 1999. The decreased loss was primarily attributable to the additional income provided by our operations, partially offset by the increase in interest expense related to our April 1998 offering of senior discount notes and warrants, and the interest expense associated with our outstanding borrowings under our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

   At October 1, 2000, we had total assets of approximately $107.6 million, including current assets of approximately $5.7 million. Cash and cash equivalents were approximately $2.2 million.

   Our cash provided by operations during the year-to-date period ended October 1, 2000 was approximately $700,000, a $2.5 million increase from our cash used in operations during the corresponding period in 1999 of approximately $1.7 million. Our cash provided by operations year-to-date 2000 was primarily attributable to the store EBITDA realized during the period. The increase in our cash provided by operating activities in the year-to-date period ended October 1, 2000 was the result of the continued maturation of our stores.

   Our cash used in investing activities during the year-to-date period ended October 1, 2000 was approximately $1.3 million, a $7.4 million decrease from our cash used in investing activities of approximately $8.7 million for the corresponding period in 1999. Our reduced spending on investing activities in the year-to-date period ended October 1, 2000 is due to the substantial decrease in our expansion activities.

   Our cash used in financing activities was approximately $1.3 million during the year-to-date period ended October 1, 2000, a decrease of approximately $10.1 million from our cash provided by financing activities of approximately $8.8 million during the corresponding period in 1999. We borrowed funds primarily to pay for our capital expenditures related to our 1999 store rollout plan. The funds were obtained primarily from our former credit facility.

We generated approximately $4.5 million of positive EBITDA during our first three fiscal quarters of 2000. We expect to generate positive EBITDA in all 13 periods of 2000. As of October 1, 2000 we had drawn approximately $9.5 million from our existing facilities, and had $5.5 million additional borrowing capacity on these credit facilities based on the applicable financial covenants. We expect to be able to meet our current operating obligations with cash flows from our store operations. We believe that our cash flow from operations will provide us with sufficient capital resources through the third quarter of 2001. Significant variances in budgeted store revenue, store EBITDA, or unforeseen capital requirements could result in insufficient capital resources if they exceed our cash flow from operations or availability on our credit facilities. As we have not received the requisite number of landlord consents required at closing, borrowing availability under the LaSalle facility could be reduced by $1.0 million. LaSalle has not notified us that our availability has been limited.

Effective September 30, 2000, the Company and LaSalle Bank National Association executed an amendment to the LaSalle Facility that modified the minimum tangible net worth and capitalized expenditure covenants. Additionally, effective September 30, 2000, the Company and Alliance Laundry Systems LLC executed an amendment to the Alliance Facility that modified the minimum tangible net worth covenant and capitalized expenditure covenants. The terms of the covenants and modification to the covenants for both of these facilities are substantially identical.

   The amendment to the tangible net worth covenant reduces the tangible net worth that we must maintain in order to remain in compliance. The capital expenditure covenant was increased for fiscal 2000 from $1.0 million to $2.0 million in order to allow for certain non-recurring capital expenditures. We have approximately $5.5 million of borrowing capacity remaining on the LaSalle Facility and no remaining capacity on the Alliance Facility.

   Beginning November 1, 2001, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, we will be required to repay the principal balance owing on the LaSalle facility. The principal balance on October 1, 2000 was approximately $6.5 million. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time. Absent our ability to modify these debt service obligations, it is unlikely that we will be able to make these required cash payments when due, which could have a material and adverse effect on the Company. A special committee of our Board of Directors has been formed to investigate possible alternatives.

POTENTIAL LOSS OF NET OPERATING LOSSES

   As of October 1, 2000, we had net operating losses ("NOLs") of approximately $64.1 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011.
Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS"), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   SpinCycle, Inc.'s stockholders were solicited beginning on May 25, 2000 regarding election of directors and the grant of restricted units in Cleanwave, LLC to SpinCycle management. The requisite consents were obtained as of June 30, 2000 and were previously reported in our Quarterly Report on Form 10-Q for the period ended June 11, 2000 filed on July 26, 2000.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a). Exhibit 10.1    First Amendment to Loan and Security Agreement between
                         SpinCycle, Inc. and LaSalle Bank National Association
                         dated September 30, 2000.

         Exhibit 10.2    First Amendment to Loan and Security Agreement between
                         SpinCycle, Inc. and Alliance Laundry Systems, LLC dated
                         September 30, 2000.

         Exhibit 27.1    Financial Data Schedule

    (b). None.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                            SPINCYCLE, INC.


Date: November 13, 2000                     By /s/ Peter L. Ax
                                               ---------------------------------
                                               Peter L. Ax
                                               Chief Executive Officer

                                 EXHIBIT INDEX



(a).    Exhibit 10.1     First Amendment to Loan and Security Agreement between
                         SpinCycle, Inc. and LaSalle Bank National Association
                         dated September 30, 2000.

        Exhibit 10.2     First Amendment to Loan and Security Agreement between
                         SpinCycle, Inc. and Alliance Laundry Systems, LLC dated
                         September 30, 2000.

        Exhibit 27.1     Financial Data Schedule