Form 10-K
period 2000-12-31
SPINCYCLE INC
filed 2001-04-02
CIK 1010235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

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

Registrant’s telephone number, including area code: (480) 707-9999

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NA

      As of April 2, 2001, the Company had 303,165 shares of capital stock outstanding, comprised of 27,763 shares of common stock, 76,974 shares of series A convertible preferred stock, 125,498 shares of series B convertible preferred stock, and 72,930 shares of series C convertible preferred stock.

SPINCYCLE, INC.

SPINCYCLE, INC.

PART I

Item 1.  Business

      SpinCycle, Inc. (“SpinCycle”), a Delaware corporation, was founded in October 1995 to develop and implement SpinCycle’s unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. SpinCycle was formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in executing its business plan. In sharp contrast to many existing laundromats, a SpinCycle laundromat is an inviting, spacious and well-equipped facility that is conveniently located, clean, well-lighted and always attended.

      Between April 1996, when we opened our first store, through 1998 we acquired and developed stores at a rapid pace. By year-end 1996 we had opened 14 stores, in 1997 we added 57 stores, in 1998 we added 93 stores (in 1998 we closed one store following a lease buyout by a landlord) in 1999 we had a net increase of nine stores; we closed three stores that were purchased in previous years as part of multi-location acquisitions. As of April 2, 2001, we had 172 stores in 25 markets, including 109 developed stores and 63 acquired stores. Our stores are located primarily in densely populated urban markets.

      Our developed stores are generally between 3,500 and 5,500 square feet, significantly larger than the 1,500 to 2,500 square feet of a typical laundromat, and generally contain 50 washers of varied capacities and 54 large capacity dryers. Each store is staffed during operating hours by at least one customer service representative who assists customers, maintains the facility and performs other services, if offered. Customers can sort and fold laundry while watching color television with cable programming at 12 to 14 folding stations and purchase food, beverages and laundry supplies from vending machines. Our acquired stores typically conform to a SpinCycle developed store in terms of location (physical location and area demographics), store size and machine mix and are converted to a SpinCycle store with new signage, fresh paint and installation of our computer and point of sale systems.

      In 1998, in order to maximize machine utilization, and increase store revenue we introduced several initiatives as potential revenue generators. We began offering “Wash and Fold” whereby customers deliver their laundry to our stores and our staff washes, dries and folds it, generally within one day. We use premium soap, softeners and other laundry products in this service. As of December 31, 2000 we were offering Wash & Fold in approximately 80% of our stores. In order to facilitate revenue growth and increase customer convenience, we also began offering full-sized laundry and soap products in our stores in addition to the single load-sized boxes of laundry soap that are dispensed through vending machines. As of December 31, 2000 we were offering full-sized laundry soap sales in approximately 95% of our stores.

      In October 1999, based on the success of the programs we initiated in 1998, we began test marketing a pick-up and delivery service for home laundry in the Miami market. Customers of the service have their laundry picked up, professionally laundered and then returned to them. In addition to everyday laundry, the customers can have their dry cleaning picked up, processed by a third-party dry cleaning partner, and returned to them. The customer is provided with a small (approximately 15 lbs.), medium (approximately 25 lbs.), or large (approximately 40 lbs.) bag in which to place the customer’s laundry to be processed. The bag is returned to the customer washed, dried and folded along with all of their laundry.

      In order to advance the scale of this service, we formed a joint venture with Shell Chemical Company in May 2000 through our wholly owned subsidiary, Cleanwave, Inc. The venture is named Cleanwave LLC and handles the logistics, transportation, customer service and cash collection of the service. We provide the laundry labor, laundry facilities and packaging services and receive a price per pound for this processing at a rate, which is based upon volume. Additionally, we receive a fee for providing administrative services such as accounting, human resources and purchasing to the venture. (See FOOTNOTE 17. Notes to Financial Statements herein).

      During the second fiscal quarter of 2001, we expect to solicit our shareholders and subordinated debt holders in order to seek their consent to restructure our outstanding subordinated debt via a debt for equity exchange. Completion of the restructuring is contingent upon, among other things, the consent of (i) the holders of at least 90% of the subordinated debt, (ii) the holders of at least a majority of our common, Series B and Series C shares, (iii) the holders of at least 76% of our series A shares, and (iv) the consent of our senior lenders. If we accomplish this, we will have substantially reduced the amount of debt on our balance sheet, the holders of our subordinated debt will own substantially all of SpinCycle, and SpinCycle will be in a position to add locations to our existing markets in which we have had the greatest success through the use of internally generated cash flow and the procurement of additional growth capital. Absent this transaction, we expect to be unable to make the semi-annual interest payments on our subordinated debt, in the amount of approximately $9.24 million, and would likely face bankruptcy. We can make no assurances that the proposed restructuring will be completed. (See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview herein).

      The Coin Laundry Association estimates the coin-operated laundromat business is a $2.0 — $3.0 billion industry with approximately 25,000 laundromats nationwide. The industry is generally characterized by small, unattractive stores with limited customer service. The industry is highly fragmented with approximately 89% of the owners operating two or fewer stores and only 4% of the owners operating more than five stores. Although there is no single chain of laundromats with which we compete on a national basis, we experience significant competition in all of our markets from local “mom and pop” operators, and in some markets, from local or regional chains. In Texas, for example, we compete against Kwik Wash, which is a chain of approximately 150 stores owned by Coinmach Corporation, a publicly traded company. While Coinmach Corporation has substantially greater resources than SpinCycle, its laundromats are on average smaller, deliver significantly inferior service and, in general, we believe they pose little competitive threat. We also compete against other laundry services, including laundry facilities available in apartment buildings, which are often run by large route operators whose resources are often substantially greater than ours.

      As of December 31, 2000, we had 945 total employees of whom 485 are full time and 460 are part-time. Each of our full-time employees is eligible for medical benefits, which management believes helps us hire and retain the best available employees. Our part-time employees work primarily in our stores and are engaged primarily in customer service functions.

Item 2.  Properties

      As of December 31, 2000, we had opened a total of 172 stores in 25 markets. SpinCycle stores are generally located in densely populated urban markets: Albuquerque, Atlanta, Austin, Baltimore, Chicago, Cleveland, Dallas, Detroit, El Paso, Houston, Indianapolis, Kansas City, Los Angeles, Miami, Milwaukee, Minneapolis, Norfolk, Philadelphia, Phoenix, Richmond, San Antonio, San Diego, St. Louis, Washington, D.C. and West Palm Beach. Our stores generally range in size from 3,500 to 5,500 square feet. We lease 166 of our locations and own six of the sites. As of April 2, 2001 we were also party to three leases for stores which we do not believe we will open in 2001 and for which we are currently paying rent. Our store leases are generally for ten-year initial terms with four five-year renewal options. SpinCycle leases its headquarters, which is located at 15990 North Greenway Hayden Loop, Suite 400, Scottsdale, Arizona 85260 pursuant to a five-year lease with two five-year renewal options.

Item 3.  Legal Proceedings

      We are currently involved in various legal proceedings of a character normally incident to businesses like ours. We do not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of our company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      During the year ended December 31, 2000 we issued options to purchase an aggregate of 17,450 shares of our common stock to our employees, substantially all of which have an exercise price of $75 and substantially all of which vest 33% per year on each anniversary of grant. There is no public market for any of our equity securities. As of April 2, 2001, we had approximately 45 holders of our common stock and approximately 174 holders of our equity securities. We have not paid any dividends and do not expect to pay any dividends in the near future.

Item 6.  Selected Financial Data

      The following table reflects our summary historical financial and certain other data for the periods indicated, and should be read in conjunction with our financial statements, including the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our 1996 fiscal year was for the period from January 1, 1996 through December 31, 1996. On December 1, 1997, we elected to change our financial reporting to a 13 period fiscal year, comprised of 13 four-week periods (each period containing four Monday through Sunday weeks). Additionally, our fiscal year ends on the Sunday nearest December 31. As such, our 1997 fiscal year was the period from January 1, 1997 through December 28, 1997, our 1998 fiscal year was the period from December 29, 1997 through December 27, 1998, our 1999 fiscal year was the period from December 28, 1998 through December 26, 1999, and our 2000 fiscal year was the period from December 27, 1999 through December 31, 2000 (53 weeks). The following summary historical statement of operations data, insofar as it relates to each of the fiscal years 1996 through 2000, has been derived from audited annual financial statements.

	Fiscal Year Ended

	December 31,	December 28,	December 27,		December 26,		December 31,
	1996	1997	1998		1999		2000

	(dollars in thousands)

Statement of Operations Data:

Revenues	$1,015	$8,653	$30,936		$52,174		$54,852

Operating income (loss)	(3,873)	(13,337)	(15,270)		(13,953)		(9,458)

Net income (loss) before extraordinary loss	(3,894)	(13,796)	(24,321)		(29,663)		(28,622)

Extraordinary loss from early extinguishment of debt	—	—	(334	)(1)	(782	)(2)	—

Net income (loss)	(3,894)	(13,796)	(24,655)		(30,445)		(28,622)

Re-pricing of series C preferred stock(3)	—	—	(1,459)		—		—

Accretion of mandatorily redeemable preferred stock	—	(1,941)	(756)		—		—

Net income (loss) applicable to holders of common stock	$(3,894)	$(15,737)	$(26,870)		$(30,445)		$(28,622)

Net loss per common share	$(117.42)	$(412.76)	$(937.60)		$(1,096.60)		$(1,030.94)

Weighted average number of common shares outstanding	33,162	38,127	28,658		27,763		27,763

Cash dividends declared	—	—	—		—		—

	Fiscal Year Ended

	December 31,	December 28,	December 27,	December 26,	December 31,
	1996	1997	1998	1999	2000

	(dollars in thousands)

Balance Sheet Data:

Working Capital	$(5,325)	$5,409	$(930)	$1,750	$(142,751)

Property and equipment	12,841	53,969	100,657	95,242	83,302

Total assets	13,809	75,496	128,256	119,544	104,693

Total debt	4,592	35,926	103,432	128,148	144,121

Total liabilities	10,890	46,330	115,593	137,326	151,097

Mandatorily redeemable preferred stock(8)	6,810	48,793	—	—	—

Convertible preferred stock(8)	—	—	50,846	50,846	50,846

Stockholders’ equity (deficit)	(3,891)	(19,627)	12,663	(17,782)	(46,404)

	As of	As of	As of	As of	As of
	December 31,	December 28,	December 27,	December 26,	December 31,
	1996	1997	1998	1999	2000

	(dollars in thousands, except per share data)

Selected Operating Data:

Cash flows provided by (used in) Operating activities	$2,380	$(8,973)	$(3,877)	$(618)	$1,445

Cash flows provided by (used in) Investing activities	(8,504)	(22,862)	(58,936)	(9,092)	(1,924)

Cash flows provided by (used in) Financing activities	6,479	39,724	58,803	9,597	(1,541)

EBITDA(4)(5)	(3,305)	(10,516)	(5,685)	2,536	5,378

Store EBITDA(6)	(651)	213	5,736	12,969	16,736

Depreciation and amortization	568	2,341	9,562	14,310	14,658

Capital expenditures(7)	$13,391	$54,220	$68,312	$9,845	$1,946

Stores open at end of period	14	71	163	172	172

(1)	Our net loss for the year ended December 27, 1998, includes the extraordinary loss associated with the write off of approximately $334 of unamortized deferred financing costs related to two of our prior credit facilities.

(2)	Our net loss for the year ended December 26, 1999 includes the extraordinary loss associated with the write off of approximately $782 of unamortized deferred financing costs related to the replacement of our former bank credit facility.

(3)	We have recognized the fair value of the 7,295 shares of common stock issued pursuant to the re-pricing of the series C convertible preferred stock as a return to the series C preferred stockholders. Accordingly, this amount has been deducted from our net loss in determining the net loss available to common stockholders for purposes of calculating basic and diluted earnings per share. See also Note 9 of our Financial Statements.

(4)	EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. EBITDA is presented because we believe it is a widely accepted financial indicator of an entity’s ability to incur and service debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. Other entities may measure EBITDA in a manner different than we measure it.

(5)	EBITDA for the fiscal years ended December 31, 2000, December 26, 1999, December 27, 1998 and December 28, 1997, excludes the losses on impairment and disposal of long-lived assets of $178, $2,178, $23 and $480, respectively.

(6)	Store EBITDA is EBITDA before allocation of any selling, general and administrative expenses. While Store EBITDA is not intended to represent operating income or loss as defined by GAAP (as GAAP operating income or loss includes such allocation of selling, general and administrative expenses) and should not be considered as an indicator of operating performance as measured by GAAP, it is included herein to provide additional information with respect to store-level cash operating margins.

(7)	Capital expenditures includes the purchase of laundromat equipment pursuant to a supply agreement and financed with borrowings in connection with our former senior credit facilities of approximately $0, $164, $2,455 and $31,358 in fiscal 2000, 1999, 1998 and 1997, respectively. The capital expenditures for 1997 include approximately $11,485 of laundromat equipment for use in stores opened in 1998. The capital expenditures for 1998 and 1997 include approximately $872 and $4,120 for land acquired and held for sale-leaseback transactions, $1,919 of which is shown under the heading “Land held for sale-leaseback” on our balance sheet at December 31, 2000. Capital expenditures also include the cash outlay to acquire new businesses (net of cash acquired) and equipment financed with long-term debt. Such outlays totaled approximately $26,880 and $12,064 for the years ended December 27, 1998 and December 28, 1997, respectively.

(8)	Concurrently with the closing of the sale of our senior discount notes, the put rights previously associated with our series A and series B convertible preferred stock were terminated, and therefore, those shares were no longer mandatorily redeemable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      SpinCycle is a specialty retailing company engaged in the coin-operated laundry business. Our company was founded in October 1995 to develop and implement SpinCycle’s unique concept of a national chain of branded coin-operated laundromats and to serve as a platform for a nationwide consolidation in the coin-operated laundromat industry. Our company was formed with the goal of becoming the leading operator of high quality coin-operated laundromats in the United States by establishing SpinCycle as a national brand, providing a superior level of customer service and by exercising disciplined management control in our expansion and business plan. During 2000, we experienced moderate growth within our mature developed stores. We realized positive EBITDA in 2000. We experienced flat same store sales for our mature (both acquired and developed) stores. Our average store EBITDA has increased over the past three years from approximately $36,000 for fiscal 1998 to approximately $75,000 for fiscal 1999 and to approximately $97,000 for fiscal 2000.

      To date, our primary use of capital has been for the development and acquisition of laundromats and for general corporate purposes. Between April 1996, when we opened our first store, through 1998 we acquired and developed stores at a rapid pace and at year-end 1996, 1997, 1998, 1999 and 2000 we had 14, 71, 163, 172 and 172 stores, respectively. We are also party to three leases for property that we do not intend to develop as stores by year-end 2001. We have not made any further commitments for acquisitions or new store developments. We closed three stores during 1999, all of which were part of multi-store acquisitions from prior years.

      Our development and acquisition of laundromats has required significant capital resources. To date, we have not been profitable and have generated net operating losses and negative cash flow from operations. As such, our expansion has been facilitated through private equity investments, proceeds from the issuance of our senior discount notes, borrowings from our credit facilities and revenue generated from our stores. Until such time as we can restructure our debt position, which we expect to allow us to access sources of expansion capital, we will be unable to expand and expect we would likely face bankruptcy.

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

      During the second fiscal quarter of 2001, we expect to solicit our shareholders and subordinated debt holders in order to seek their consent to restructure our outstanding subordinated debt via a debt for equity exchange. Completion of the restructuring is contingent upon, among other things, the consent of, (i) the holders of at least 90% of the subordinated debt, (ii) the holders of at least a majority of our common, Series B and Series C shares, (iii) the holders of at least 76% of our series A shares, and (iv) the consent of our senior lenders. If we accomplish this, we will have substantially reduced the amount of debt on our balance sheet, the holders of our subordinated debt will own substantially all of SpinCycle, and SpinCycle will be in a position to add locations to our existing markets in which we have had the greatest success through the use of internally generated cash flow and the procurement of additional growth capital. Absent this transaction, we expect to be unable to make the semi-annual interest payments on our subordinated debt, in the amount of approximately $9.24 million, and would likely face bankruptcy. We can make no assurances that the proposed restructuring will be completed.

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

Results of Operations

  Year Ended December 31, 2000 Compared to Year Ended December 26, 1999:

      Our fiscal year ends on the Sunday nearest December 31. The fiscal year ending in 2000 comprised 53 weeks while the fiscal years ending in 1999 and 1998 each comprised 52 weeks. All references to years in this document are to fiscal years, unless otherwise stated.

      In our comparative analysis, comparing 2000 to 1999, we will also discuss change in average fiscal year performance for the respective periods in order to enhance the comparability. Average fiscal year performance is defined as fiscal year performance divided by the number of weeks associated with each year (53 for fiscal 2000 and 52 for fiscal 1999) and multiplied by 52.

      Revenues. Our revenues were approximately $54.9 million for 2000, an increase of approximately $2.7 million from approximately $52.2 million in 1999. Approximately $1.1 million of the revenue increase was due to fiscal 2000 including one additional week compared to fiscal 1999. On an average fiscal year basis, our revenues were approximately $53.8 million for 2000, an increase of approximately $1.6 million from approximately $52.2 million in 1999. Our growth in revenue was primarily attributable to the continued maturation of our developed and acquired stores.

      Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization (“store operating expenses”) were approximately $38.1 million in 2000, a decrease of approximately $1.0 million from approximately $39.1 million in 1999. On an average fiscal year basis, our store operating expenses were approximately $37.4 million for 2000, a decrease of approximately $1.7 million from approximately $39.1 million in 1999. The decrease in store operating expenses was primarily attributable to the addition of approximately 30 multi-unit managers during fiscal 2000 which enabled us to reduce the number of hours worked by our customer service representatives in many of our stores. Our store operating expenses as a percentage of revenues decreased from 75% in 1999 to approximately 69% in 2000. This decrease is a result of the maturation of certain developed stores and the aforementioned change in our field management structure.

      Pre-opening Costs. We had no pre-opening costs in 2000, a decrease of approximately $117,000 from approximately $117,000 in 1999. We expense our pre-opening costs as incurred. This decrease was the result of not opening any additional stores in 2000.

      Store EBITDA. Our Store EBITDA was approximately $16.7 million in 2000, an increase of approximately $3.7 million from store EBITDA of $13.0 million in 1999. On an average fiscal year basis, our Store EBITDA was approximately $16.4 million for 2000, an increase of approximately $3.4 million from approximately $13.0 million in 1999. This increase was primarily attributable to the continuing maturation of our stores and the changes we made to our field management structure.

      Depreciation and Amortization. Our depreciation and amortization expense was approximately $14.7 million in 2000, an increase of approximately $350,000 from approximately $14.3 million in 1999. Approximately $275,000 of the increase in depreciation was due to fiscal 2000 including one additional week compared to fiscal 1999. On an average fiscal year basis, our depreciation was approximately $14.4 million for 2000, an increase of approximately $70,000 from approximately $14.3 million in 1999. This increase was principally due to our purchases of replacement machines, computer equipment and facility modifications required to operate our stores.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses were approximately $11.4 million in 2000, an increase of approximately $924,000 from approximately $10.4 million in 1999. Approximately $214,000 of the increase in selling, general and administrative expenses was due to fiscal 2000 including one additional week compared to fiscal 1999. On an average fiscal year basis, our selling, general and administrative expenses were approximately $11.1 million for 2000, an increase of approximately $710,000 from approximately $10.4 million in 1999. The increase was primarily attributable to our increase in multi-unit managers required to institute our field management restructuring. Selling, general and administra-

tive expenses increased as a percentage of revenue to 21% in 2000 from 20% in 1999. This increase was due to aforementioned changes in our field management structure.

      Losses on impairment and disposal of long-lived assets. Our losses on impairment and disposal of long-lived assets were approximately $178,000 in 2000, a decrease of approximately $2.0 million from approximately $2.2 million in 1999. Losses on impairment and disposal of long-lived assets totaled approximately $2.2 million for 1999 and included losses on store closures of approximately $1.0 million, impairment of under performing stores of $585,000, a loss on sale-leaseback transaction of $390,000 and other losses on asset dispositions in the normal course of business of $199,000. (see notes 2 and 3 to our financial statements for further details.) These transactions included write downs of leasehold improvements and goodwill associated with the closed and impaired stores. The balance sheet at December 26, 1999 includes accrued lease obligations aggregating $528,000 relating to the closed stores.

      Interest Income and Interest Expense, net. Our interest income was approximately $79,000 in 2000, a decrease of approximately $49,000 from approximately $128,000 in 1999. On an average fiscal year basis, our interest income was approximately $78,000 for 2000, a decrease of approximately $50,000 from approximately $128,000 in 1999. The decrease in interest income was primarily attributable to a lower average cash balance during 2000 as compared to 1999. Interest expense, net of capitalized interest was approximately $19.2 million in 2000, an increase of approximately $3.4 million from approximately $15.8 million in 1999. On an average fiscal year basis, our interest expense, net was approximately $18.9 million for 2000, an increase of approximately $3.1 million from approximately $15.8 million in 1999. Our increase in interest expense, net was primarily attributable to the accretion of interest expense related to our senior discount notes outstanding since April 1998 and interest expense for borrowings on our credit facilities. Our outstanding borrowings under the LaSalle Bank National Association facility were approximately $6.5 million at the end of fiscal year 2000. Our outstanding borrowings under the Alliance Laundry Systems LLC facility were $3.0 million at the end of fiscal 2000.

      Net Loss before Extraordinary Loss. The net loss before extraordinary loss recorded in 2000 was $28.6 million, a decrease of approximately $1.1 million from the $29.7 million net loss recorded in 1999. On an average fiscal year basis, our net loss before extraordinary loss was approximately $28.1 million for 2000, a decrease of approximately $1.6 million from approximately $29.7 million in 1999. Our decreased loss was primarily attributable to our increase in store EBITDA generated by our maturing store base partially offset by an increase in our interest expense related to senior discount notes outstanding since April 1998 and interest expense for borrowings on our bank credit facility.

      Extraordinary Loss from Early Extinguishment of Debt. During fiscal 2000, we did not incur any loss from the extinguishment of debt. During fiscal 1999, the extraordinary loss relates to the write-off of the unamortized balance of debt issuance costs that were paid in connection with our former bank credit facility. (See note 15 to our financial statements.) These costs were written off as a result of the replacement of this facility with the LaSalle Bank and Alliance facilities.

  Year Ended December 26, 1999 Compared to Year Ended December 27, 1998:

      Revenues. Our revenues were approximately $52.2 million for 1999, an increase of approximately $21.3 million from approximately $30.9 million in 1998. Our growth in revenue was primarily attributable to the continued maturation of our developed and acquired stores and net increase of nine stores since the end of 1998.

      Store Operating Expenses, excluding depreciation and amortization. Our store operating expenses, excluding depreciation and amortization (“store operating expenses”) were approximately $39.1 million in 1999, an increase of approximately $14.6 million from approximately $24.5 million in 1998. The increase in store operating expenses was primarily attributable to the 93 stores that we added at various points during 1998 being operational for all of 1999 and the net increase of nine stores in 1999. Our store operating expenses as a percentage of revenues decreased from 79% in 1998 to approximately 75% in 1999. This decrease was a result of the maturation of certain developed stores and our slowed growth in 1999 which has enabled us to further concentrate our efforts toward operating efficiencies.

      Pre-opening Costs. Our pre-opening costs were approximately $117,000 in 1999, a decrease of approximately $575,000 from approximately $692,000 in 1998. We expense our pre-opening costs as incurred. This decrease was the result of our slowed growth during 1999.

      Store EBITDA. Our Store EBITDA was approximately $13.0 million in 1999, an increase of approximately $7.3 million from store EBITDA of $5.7 million in 1998. This increase was primarily attributable to a net increase of nine stores during 1999, a full year’s operating results from the 93 stores that were opened during 1998, increased revenue from the operations and maturation of both new and existing stores and increased control of store operating expenses.

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

      Losses on impairment and disposal of long-lived assets. Losses on impairment and disposal of long-lived assets totaled approximately $2.2 million for 1999 and included losses on store closures of approximately$1.0 million, impairment of under performing stores of $585,000, a loss on sale-leaseback transaction of $390,000 and other losses on asset dispositions in the normal course of business of $199,000. (see notes 2 and 3 to the company’s financial statements for further details.) These transactions included write downs of leasehold improvements and goodwill associated with the closed and impaired stores. The balance sheet at December 26, 1999 includes accrued lease obligations aggregating $528,000 relating to the closed stores.

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

      Net Loss before Extraordinary Loss. The net loss before extraordinary loss recorded in 1999 was $29.7 million, an increase of approximately $5.4 million from the $24.3 million net loss recorded in 1998. Our increased loss was primarily attributable to depreciation and amortization associated with the number of new stores both acquired and developed since the end of 1997, the increase in interest expense discussed above and the increase in losses on impairment and disposal of long-lived assets of $2.2 million.

      Extraordinary Loss from Early Extinguishment of Debt. The extraordinary loss relates to the write-off of the unamortized balance of debt issuance costs that were paid in connection with our former bank credit facility. (See note 15 to our financial statements.) These costs were written off as a result of the replacement of this facility with the LaSalle and Alliance facilities.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Our net cash provided by operating activities was approximately $1.4 million in 2000, an increase of approximately $2.0 million compared to our net cash used in operating activities of approximately $618,000 in 1999. This increase was due primarily to a decrease of approximately $4.5 million in operating loss during 2000 partially offset by a decrease in our accrued payables and deferred rent of approximately $2.4 million at fiscal year end 2000 as compared to fiscal year end 1999.

      Net Cash Used in Investing Activities. Our net cash used in investing activities was approximately $1.9 million in 2000, a decrease of approximately $7.2 million compared to net cash used in investing activities of approximately $9.1 million in 1999. The decrease was due to our cessation of expansion activities during 2000. In 2000 we did not open any stores as compared to 12 stores opened in 1999.

      Net Cash Used in Financing Activities. Net cash used in financing activities was approximately $1.5 million in 2000, an increase of approximately $11.1 million from net cash provided by financing activities of approximately $9.6 million in 1999. During 2000, we paid down our revolving line with LaSalle by $1.0 million and did not borrow any additional funds.

      For fiscal 2001 increasing energy costs and repair and maintenance expenses related to our aging laundry equipment may negatively impact our liquidity. In order to combat these increases we are contemplating pricing increases aimed at neutralizing the impact of these increased costs. In addition, during the second fiscal quarter of 2001, we expect to solicit our shareholders and subordinated debt holders in order to restructure our outstanding subordinated debt via a debt for equity exchange. The legal and administrative costs related to this transaction may be substantial, further reducing our liquidity.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. We generated approximately $5.4 million of EBITDA during fiscal 2000. Beginning on November 1, 2001, absent the aforementioned restructuring, we will be required to make semi-annual cash payments of approximately $9.24 million on our senior discount notes. Additionally, on September 30, 2001, we will be required to repay the principal balance owing on the LaSalle facility. These payments, which are substantially in excess of any historic net cash flow we have generated, will be in addition to our selling, general and administrative expense and any other interest or other expenses we may have at that time, which has caused us to classify all debt as current. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we complete the proposed restructuring, we will have substantially reduced the amount of debt on our balance sheet, the holders of our subordinated debt will own substantially all of SpinCycle, and we may be in a position to add locations to our existing markets in which we have had the greatest success through the use of internally generated cash flow and may have access to additional growth capital. Absent this transaction, we expect to be unable to make the semi-annual interest payments on our subordinated debt, in the amount of approximately $9.24 million, and would likely face bankruptcy. There is a possibility that after we restructure our notes, a portion of the debt remains outstanding, as the restructuring plan only requires 90% of the note holders to give their consent. The financial statements do not include any adjustments relating to the realization of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

      In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 entitled “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposure. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it is used in hedging activities, it depends on the effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. We will adopt SFAS 133 when required. Because of our minimal use of derivatives, we do not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or financial position.

Potential Loss of Net Operating Losses

      As of December 31, 2000, we had net operating losses (“NOLs”) of approximately $59.0 million for U.S. federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2011. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during any three year period. It is probable that we have experienced one or more ownership changes in 1996, 1997 and 1998 as a result of raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred due to events beyond our control (such as transfers of common stock by certain stockholders or the exercise or treatment of our issued and outstanding warrants, conversion rights or stock options). Further, there can be no assurance that we will not take additional actions, such as the issuance of additional stock, that would cause an ownership change to occur. In addition, the NOLs are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

Seasonality

      Coin-operated laundromat industry data, as well as data generated from our mature stores, indicates that the coin operated laundry business experiences seasonal variations in operating performance during the later spring and summer seasons. We believe this seasonality is a result of the reduced volume of heavier clothing worn during the spring and summer months, which results in lower laundry machine usage. We believe the seasonal effect was exacerbated by the fact that substantially all of our change machines were incapable of recognizing the then newly released $5 and $10 bills due to a technical defect in the changers. We observed the effect of such seasonality in the 164 stores that were mature for the entire 2000 fiscal year. During the 2000 fiscal year, revenues in these stores decreased approximately 16.2%, from a peak during the third period to a low in the eighth period. These 164 stores experienced a significant increase in revenues in the final quarter of the year, completing the seasonal cycle. As we now have a significant base of data regarding seasonality, we have adjusted our 2001 budgets to account for the seasonal patterns experienced in 2000.

Forward-Looking Statements

      Statements that are not historical facts, including statements about our confidence in our prospects, strategies and expectations about expansion into new markets, growth in existing markets, comparable store sales and ability to attract new sources of financing or ability to refinance or restructure existing indebtedness, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) our historical and anticipated losses and negative cash flow; (2) debt service requirements, restrictions and covenants related to our substantially leveraged financial position; (3) considerable competition from local and regional operators in all of our markets; and (4) our ability to hire, train, retain and assimilate competent management and store-level employees. No assurance can be given that the existing stores will achieve sales and profitability comparable to our strategic plan. There can be no assurance that an adequate revenue base will be established or that we will generate sufficient positive cash flow from operations to satisfy our debt service obligations beginning on November 1, 2001. Any investor or potential investor in SpinCycle must consider these risks and others that are detailed in this report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of SpinCycle, Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations, of mandatorily redeemable preferred stock and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SpinCycle, Inc. at December 31, 2000 and December 26, 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, negative working capital and upcoming interest and debt principal payments significantly in excess of historical cash flows generated by the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. However, there is no assurance that these plans will be completed as described. The financial statements do not include any adjustments that might result from this uncertainty.

PricewaterhouseCoopers LLP

Phoenix, Arizona

March 27, 2001

SPINCYCLE, INC.

BALANCE SHEETS

	December 31,	December 26,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$2,104,952	$4,125,919

Landlord allowances	77,250	176,340

Prepaid expenses	147,756	92,490

Inventory	272,131	298,477

Land held for sale-leaseback	1,418,003	1,919,209

Other current assets	1,370,539	685,508

Total current assets	5,390,631	7,297,943

Property and equipment, net	83,803,437	95,241,610

Goodwill, net	11,858,006	12,634,520

Other assets	3,640,518	4,370,021

Total assets	$104,692,592	$119,544,094

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$1,065,344	$885,231

Accrued utilities	1,039,808	1,296,144

Accrued expenses	1,421,878	2,666,326

Current portion of deferred rent	493,335	493,335

Current portion of long-term debt	144,121,270	207,460

Total current liabilities	148,141,635	5,548,496

Long-term debt	—	127,940,845

Deferred rent	2,633,730	3,407,741

Other liabilities	321,201	428,520

Total liabilities	151,096,566	137,325,602

Shareholders’ equity (deficit):

Series A, Series B and Series C convertible preferred stock, $.01 par value, 370,000 shares authorized, 275,402 shares issued and outstanding	50,845,810	50,845,810

Common stock, $.01 par value, 630,000 shares authorized, 27,763 shares issued and outstanding	278	278

Common stock warrants	5,625,000	5,625,000

Additional paid-in capital — common stock	1,430,259	1,430,259

Accumulated deficit	(104,305,321)	(75,682,855)

Total shareholders’ equity (deficit)	(46,403,974)	(17,781,508)

Total liabilities and shareholders’ equity	$104,692,592	$119,544,094

The accompanying notes are an integral part of these financial statements.

SPINCYCLE, INC.

STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	December 26,	December 27,
	2000	1999	1998

Revenues	$54,852,361	$52,173,829	$30,936,080

Cost of revenues — store operating expenses, excluding depreciation and amortization	38,116,451	39,087,921	24,508,404

Preopening costs	—	116,882	691,890

Depreciation and amortization	14,657,923	14,310,352	9,561,742

Selling, general and administrative expenses	11,357,645	10,433,310	11,420,877

Losses on impairment and disposal of long-lived assets	177,892	2,177,972	22,913

Operating loss	(9,457,550)	(13,952,608)	(15,269,746)

Interest income	79,262	128,017	1,299,615

Interest expense, net of amount capitalized	(19,244,178)	(15,838,664)	(10,351,341)

Loss before extraordinary loss	$(28,622,466)	$(29,663,255)	$(24,321,472)

Extraordinary loss from early extinguishment of debt	—	(781,558)	(333,596)

Net loss	$(28,622,466)	$(30,444,813)	$(24,655,068)

Repricing of Series C preferred stock	—	—	(1,459,000)

Accretion of redeemable preferred stock	—	—	(755,667)

Net loss applicable to holders of common stock	$(28,622,466)	$(30,444,813)	$(26,869,735)

Net loss per common share (both basic and diluted):

Net loss applicable to holders of common stock before extraordinary loss	$(1,030.96)	$(1,068.45)	$(925.96)

Extraordinary loss from early extinguishment of debt	—	(28.15)	(11.64)

Net loss applicable to holders of common stock	$(1,030.96)	$(1,096.60)	$(937.60)

Weighted average number of common shares outstanding	27,763	27,763	28,658

The accompanying notes are an integral part of these financial statements.

SPINCYCLE, INC.

STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK

AND SHAREHOLDERS’ EQUITY (DEFICIT)

			Mandatorily
	Common Stock		Redeemable		Convertible
	Warrants		Preferred Stock		Preferred Stock		Stock	Common Stock
							Subscriptions
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Shares	Amount

Balance at December 28, 1997	—	$—	262,213	$48,792,805	—	$—	$—	38,487	$385

Repurchase of common stock								(18,019)	(180)

Issuance of Series C Redeemable Preferred Stock, net			13,189	2,904,500

Accretion of Series A and Series B Redeemable Preferred Stock				755,667

Issuance of Common Stock Warrants	26,661	5,625,000

Issuance of 7,295 shares of common stock (Series C repricing @ $200 per share)				(1,459,000)				7,295	73

Series C Redeemable Preferred Stock Issuance Costs Paid				(93,448)

Cancellation of put rights on Mandatorily Redeemable Preferred Stock			(275,402)	(50,900,524)	275,402	50,900,524

Series C Convertible Preferred Stock Issuance Costs Paid						(54,714)

Common Stock Issuance Costs Paid

Net loss

Balance at December 27, 1998	26,661	5,625,000	—	—	275,402	50,845,810	—	27,763	278

Net loss

Balance at December 26, 1999	26,661	5,625,000	—	—	275,402	50,845,810	—	27,763	278

Net loss

Balance at December 31, 2000	26,661	$5,625,000	—	$—	275,402	$50,845,810	$—	27,763	$278

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-in	Accumulated
	Capital	Deficit

Balance at December 28, 1997	$9,273	$(19,636,761)

Repurchase of common stock	(9,273)	(190,546)

Issuance of Series C Redeemable Preferred Stock, net

Accretion of Series A and Series B Redeemable Preferred Stock		(755,667)

Issuance of Common Stock Warrants

Issuance of 7,295 shares of common stock (Series C repricing @ $200 per share)	1,458,927

Series C Redeemable Preferred Stock Issuance Costs Paid

Cancellation of put rights on Mandatorily Redeemable Preferred Stock

Series C Convertible Preferred Stock Issuance Costs Paid

Common Stock Issuance Costs Paid	(28,668)

Net loss		(24,655,068)

Balance at December 27, 1998	1,430,259	(45,238,042)

Net loss		(30,444,813)

Balance at December 26, 1999	1,430,259	(75,682,855)

Net loss		(28,622,466)

Balance at December 31, 2000	$1,430,259	$(104,305,321)

The accompanying notes are an integral part of these financial statements.

SPINCYCLE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 26,	December 27,
	2000	1999	1998

Cash flows provided by (used in) operating activities:

Net loss	$(28,622,466)	$(30,444,813)	$(24,655,068)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	14,657,923	14,310,352	9,561,742

Losses on impairment and disposal of long-lived assets	177,892	2,186,911	—

Extraordinary loss from early extinguishment of debt	—	781,558	333,596

Amortization of debt issuance costs	918,742	979,923	728,719

Amortization of discount on long-term debt	17,269,406	14,243,841	8,584,476

Changes in assets and liabilities:

Landlord allowances	99,091	605,288	299,768

Prepaid expenses	(55,266)	489,516	(98,180)

Inventory	26,346	(185,513)	(41,447)

Other current assets	(685,031)	1,975	265,398

Other assets	(140,709)	(74,829)	(412,660)

Accounts payable	180,112	(4,101,765)	(963,090)

Construction payables	—	(389,393)	(561,849)

Accrued utilities	(256,336)	292,378	386,987

Accrued expenses	(1,351,767)	(252,059)	957,851

Deferred rent	(774,011)	938,795	1,736,553

Net cash provided by (used in) operating activities	$1,443,926	$(617,835)	$(3,877,204)

Cash flows provided by (used in) investing activities:

Purchase of fixed assets	(1,921,814)	(9,518,380)	(38,624,850)

Proceeds from sale of fixed assets	—	55,260	94,253

Net proceeds from sale-leaseback transactions	—	534,333	6,827,018

Acquisition of businesses, net of cash acquired	—	—	(26,880,283)

Capitalized interest	(1,612)	(163,332)	(351,787)

Net cash used in investing activities:	$(1,923,426)	$(9,092,119)	$(58,935,649)

Cash flows provided by (used in) financing activities:

Advances from shareholder	—	—	—

Payments of debt	(1,441,531)	(9,575,833)	(47,689,160)

Debt issuance costs paid	(222,778)	(711,443)	(6,016,805)

Increase in debt	122,843	19,884,051	104,156,083

Proceeds from issuance of common stock warrants	—	—	5,625,000

Proceeds from issuance of stock	—	—	2,904,500

Stock issuance costs paid	—	—	(176,827)

Net cash provided by (used in) financing activities	$(1,541,466)	$9,596,775	$58,802,791

Net increase (decrease) in cash and cash equivalents	(2,020,967)	(113,180)	(4,010,062)

Cash and cash equivalents, beginning of period	4,125,919	4,239,099	8,249,161

Cash and cash equivalents, end of period	$2,104,952	$4,125,919	$4,239,099

Supplemental disclosure of non-cash financing activities:

Stock subscriptions for issuance of redeemable preferred stock	$—	$—	$—

Equipment financed with long-term debt	$22,247	$164,219	$2,454,840

Repurchase of common stock	$—	$—	$199,999

Accretion of mandatorily redeemable preferred stock	$—	$—	$755,667

Issuance of common stock (Series C repricing)	$—	$—	$1,459,000

Cash flow during the year for the following:

Interest paid	$1,012,186	$654,611	$1,370,023

The accompanying notes are an integral part of these financial statements.

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Organization

      SpinCycle, Inc. (“SpinCycle” or the “Company”) is a specialty retailing company engaged in the coin-operated laundry business. The Company currently operates 172 stores in 25 markets throughout the United States. The Company was incorporated under the laws of the state of Minnesota on October 10, 1995 and subsequently reincorporated under the laws of the State of Delaware.

2.  Summary of Significant Accounting Policies

  Basis of presentation

      The financial statements include all accounts of SpinCycle.

  Cash and cash equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2000, $141,059 of time deposits were pledged as collateral on outstanding letters of credit related to agreements in place with suppliers and as collateral for the Company’s corporate office lease agreement.

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

  Property and equipment

      Property and equipment are stated at cost. Capitalized amounts include expenditures which materially extend the useful lives of existing facilities and equipment. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related assets, are charged to expense as incurred. During construction, the Company capitalizes interest monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. Interest capitalized during the years 2000, 1999 and 1998 was $1,612, $163,332 and $351,787, respectively.

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During fiscal 1999 the Company closed three stores and recognized a loss of $1,003,653 including the writedown of leasehold improvements and the accrual of lease obligations remaining for these stores through the conclusion of their lease terms. This loss has been included in the caption “Loss on impairment and disposal of long-lived assets” in the accompanying statements of operations. At December 31, 2000 the Company has also included $321,201 in other noncurrent liabilities and $97,638 in accrued liabilities representing the obligations remaining under the related leases.

  Depreciation and amortization

      Depreciation is provided on the straight-line method over the following useful lives:

Years

Laundry equipment	7 to 15

Leasehold improvements	Shorter of economic life or lease term.

Computer and office equipment	5

Store equipment (other than laundry equipment)	5

  Goodwill and impairment of long-lived assets

      Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 15 years. Pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company evaluates the recoverability of goodwill and its other long-lived assets whenever a significant change in the business environment indicates that expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Accumulated amortization of goodwill amounted to $2,533,366 at December 31, 2000, $1,591,000 at December 26, 1999 and $642,576 at December 27, 1998.

      During the fourth quarter of fiscal 1999 the Company updated its evaluation of the recoverability of goodwill and other long-lived assets associated with certain under performing stores that continue in operation. Based on this analysis, the Company determined that the long-lived assets associated with two stores were substantially impaired and, as a result, recorded an impairment loss of $585,000. The impairment losses were determined based on estimated net realizable values and projections of net cash flows. This loss has been included in the caption “Losses on impairment and disposal of long-lived assets” in the accompanying statements of operations. This loss has been applied against goodwill and leasehold improvements associated with these stores.

  Revenue recognition

      The Company recognizes revenue upon performance of services.

  Stock compensation

      The Company measures compensation cost related to employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value based method of accounting is used for equity instruments issued to non-employees for goods or services.

  Income taxes

      The Company accounts for income taxes under the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

      As a result of the current uncertainty as to the future realizability of the deferred tax asset, no income tax benefit has been recorded in the financial statements.

  Advertising costs

      The Company expenses advertising costs as incurred. The Company incurred $384,957, $320,485 and $1,026,193 in advertising costs for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

  Pre-opening costs

      The Company expenses pre-opening costs as incurred. The Company incurred no pre-opening costs during the fiscal year ended December 31, 2000 and $116,882 and $691,890 in pre-opening costs during the years ended December 26, 1999 and December 27, 1998 respectively.

  Earnings per share

      Net loss per common share is computed using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which requires the presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS is computed by dividing the net loss applicable to holders of common stock by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the net loss by the weighted average number of common shares outstanding during the period adjusted for dilutive stock options and warrants and dilutive common shares assumed to be issued on conversion of preferred stock to common stock. Diluted EPS has not been presented as the computation is anti-dilutive due to the Company’s net loss in each period.

  Liquidity and Basis of Presentation

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. During fiscal 2000, the Company experienced a net loss of $28,622,466 and at December 31, 2000 had an accumulated deficit of $104,305,321. The Company’s history of losses has been largely due to the large general and administrative infrastructure it put in place to handle the rapid growth it has experienced, as well as depreciation and the accretion of interest on its senior discount notes. Beginning on November 1, 2001, the Company will be required to make semi-annual cash interest payments of approximately $9.24 million on its senior discount notes. Additionally, on September 30, 2001, the Company will be required to repay the principal balance owing on the LaSalle facility. These payments, which are substantially in excess of any historic net cash flow the Company has generated, will be in addition to its selling, general and administrative expense and any other interest or other expenses it may have at that time, which has caused the Company to classify all debt as current. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. During the second fiscal quarter of 2001, we expect to solicit our shareholders and subordinated debt holders in order to restructure our outstanding subordinated debt through a debt for equity exchange. If we accomplish this, we will have substantially reduced the amount of debt on our balance sheet, the holders of our subordinated debt will own substantially all of SpinCycle, and will be in a position to add locations to our existing markets in which we have had the greatest success through the use of internally generated cash flow and the procurement of additional growth capital. Absent this transaction, we expect to be unable to make the semi-annual interest payments on our subordinated debt, in the amount of approximately $9.24 million, and would likely face bankruptcy. The financial statements do not include any adjustments relating to the

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

realization of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Sale-Leaseback Transactions

      On December 31, 1997, the Company entered into a sale-leaseback transaction with newly formed SpinDevCo, L.L.C. (SpinDevCo), a subsidiary of McMahon-Oliphant, Inc. SpinDevCo, McMahon-Oliphant, Inc. and their affiliates have no relationship or connection with the Company or any of its affiliates other than the transaction described in this note. Eleven properties consisting of land of $2.4 million and improvements of $4.0 million thereon that were previously acquired by the Company were sold to SpinDevCo for approximately $6.4 million, then leased back under an operating lease with a 20-year term. The Company received approximately $1.5 million in cash and a note in the principal amount of approximately $4.9 million, which was originally due and payable on April 30, 1998. The note was secured by mortgages on the properties. The transaction also required the Company to contribute in cash approximately $2,450,000 to be applied towards additional tenant improvements for the properties. SpinDevCo requested, and on May 30, 1998 the Company granted, an extension (the “Extended Note”) of the maturity date of the note through September 30, 1998 in return for the payment of $125,000 of accrued interest and additional interest payments through that date. The purpose of this extension was to allow SpinDevCo additional time to obtain the permanent financing with which to repay the Company’s note. On October 15, 1998, the Company received approximately $4.9 million in cash from SpinDevCo in repayment of outstanding principal and interest on the Extended Note. Simultaneously, the Company purchased three sites from SpinDevCo for approximately $1.75 million in cash, the same amount for which it had previously sold them to SpinDevCo. The Company is currently operating stores at these three sites.

      On June 17, 1999, the Company entered into a sale-leaseback transaction with MBI Leasing, Inc. One property consisting of land of $220,000 and improvements of $750,000 thereon that was previously acquired by the Company was sold to MBI Leasing, Inc. for approximately $535,000, then leased back under an operating lease with a 20-year term. The Company received cash for this transaction. The transaction qualifies for sale-leaseback accounting in accordance with SFAS No. 98 “Accounting for Leases — Sale-Leaseback Transactions Involving Real Estate”. The Company recognized a loss on the sale of approximately $390,000.

      Land held for sale-leaseback of $1,919,209 at December 31, 2000 is stated at cost which approximates estimated net realizable value.

4.  Property and Equipment

      Property and equipment consists of the following:

	December 31,	December 26,
	2000	1999

Leasehold improvements	$64,348,864	$63,634,738

Laundry equipment	42,182,019	41,678,878

Land	501,206	—

Store equipment	7,084,396	6,856,352

Computer and office equipment	8,272,773	8,062,340

	121,888,052	120,232,308

Less: Accumulated depreciation	(38,585,821)	(24,990,698)

	$83,803,437	$95,241,610

      Effective June 15, 1998, the Company revised its estimate of the useful lives of its laundry equipment. Laundry equipment was previously depreciated over ten years and those lives have now been changed to

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

periods that range from seven up to 15 years. The useful life changes for laundry equipment were made to better reflect the estimated periods during which these assets will remain in service. The lives were revised for previously recorded assets and newly acquired assets. The effect of the change was a reduction to depreciation expense and a corresponding decrease to the net loss applicable to holders of common stock for the year ended December 27, 1998 of approximately $538,823, or $18.80 per share.

      Depreciation expense was $13,707,160, $13,361,828 and $8,917,958 for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

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

      The following unaudited pro forma information presents a summary of results of operations of the Company and the acquired coin laundry businesses as if the acquisitions had occurred January 1, 1998.

Year ended
December 27, 1998

(unaudited)

Net sales	$37,897,974

Net loss	$(25,389,546)

Net loss per common share	$(963.23)

      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and other intangible assets, and an increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1998 or of future results of operations of the entities.

6.  Other Assets

      In connection with the issuance of the senior discount notes (“Notes”), as discussed in Note 7, the Company paid approximately $5.0 million of debt issue costs, which are being amortized over the term of the Notes. In connection with the LaSalle and Alliance credit facilities as discussed in Note 7, the Company paid approximately $338,000 of debt issue costs, which are being amortized over the term of these facilities. The unamortized balance of these debt issue costs is included as a component of other assets on the Company’s balance sheet at December 31, 2000 and December 26, 1999.

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt

      At December 31, 2000 and December 26, 1999, long-term debt included:

	2000	1999

12.75% Senior Discount Notes Due 2005 ($144,990,000 principal amount), net of unamortized discount	$134,473,774	$117,204,370

Alliance Laundry Systems LLC Credit Facility; interest at prime plus 1.0%; due in installments through 2006	2,969,913	3,000,000

LaSalle Bank National Association Credit Facility; interest at either prime plus 1.0% or LIBOR plus 3.0%; due September 30, 2001	6,494,051	7,494,051

Other notes payable; interest at 11% due in various installments through September 2001	183,531	449,884

	144,121,269	128,148,305

Less current portion	(144,121,269)	(207,460)

	$0	$127,940,845

      Long-term debt is scheduled to mature during future fiscal years as follows. However, as indicated in the following paragraph, it is probable the debt will become due in full in 2001:

2001	$6,827,583

2002	600,000

2003	600,000

2004	600,000

2005	145,590,000

Thereafter	419,913

$154,637,496

      Although the Company is in compliance with its restrictive debt covenants at the balance sheet date, historical operating results indicate that it is probable that the Company will fail to be able to make its interest payment on its senior discount notes due in November 2001. This will trigger an event of default under the note indenture and, pursuant to the terms of the indenture, may make the Notes due and payable on that date. In addition, cross-default provisions in the LaSalle and Alliance facilities will also trigger as a result of the default on the notes. As such, all debt has been classified as current.

      On April 29, 1998, the Company completed the offering of $144,990,000 aggregate principal amount at maturity of 12.75% unsecured senior discount notes (the “Notes”) and warrants (the “Warrants”) to purchase 26,661 shares of the Company’s common stock with an exercise price of $0.01 per share for gross proceeds to the Company of $100,001,053 (the “Offering”). The net proceeds from the Offering of approximately $96.8 million, net of underwriting expenses, were used principally to pay certain other expenses of the Offering , repay approximately $46.9 million in existing indebtedness, to provide funds for investment in new stores and for general corporate purposes. The Notes will mature on May 1, 2005. For the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, the Company accreted non-cash interest expense in the amount of $17,269,406, $14,243,841 and $8,584,476, respectively. No cash interest will accrue on the Notes prior to May 1, 2001. The Notes will begin to accrue cash interest at a rate of 12.75% per annum commencing May 1, 2001, and cash interest will be payable thereafter on November 1 and May 1 of each year, commencing November 1, 2001. The Notes will be redeemable at the option of the Company, in

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

whole or in part, on or after May 1, 2002, at the following redemption prices if redeemed during the 12-month period commencing on May 1 of the years set forth below:

Redemption
Period	Price

2002	106.375%

2003	103.188%

2004 and thereafter	100.000%

      In addition, at any time and from time to time prior to May 1, 2001, the Company may redeem in the aggregate up to 35% of the Accreted Value of the Notes with the proceeds of one or more Public Equity Offerings following which there is a Public Market, at a redemption price of 112.75% of the Accreted Value to the date of redemption; provided, however, that at least $94.2 million of the aggregate principal amount of the Notes at maturity remain outstanding after any such redemption. Upon a Change of Control, each holder of the Notes (a “Holder”) will have the right to require the Company to purchase all or any part of such Holder’s Notes at a purchase price equal to 101% of the Accreted Value thereof, plus accrued and unpaid interest, if any, to the date of purchase.

      The Notes are senior, unsecured obligations of the Company ranking pari passu in right of payment of principal and interest with all other existing and future senior unsecured obligations of the Company and will rank senior to all future subordinated debt of the Company. The Notes will be effectively subordinated to all Secured Indebtedness of the Company, if any, to the extent of the value of the assets securing such indebtedness and to all indebtedness and other obligations (including trade payables) of the Company’s future subsidiaries, if any. The Warrants will be exercisable at any time on or after the earlier of April 29, 1999 or 60 days after the consummation of an initial public offering of the Company’s common stock, and will expire on May 1, 2005.

      The Notes contain certain covenants, the most restrictive of which is the ability to limit the Company from incurring additional indebtedness and issuing preferred stock.

      Prior to the Offering, the Company had in place a $45.0 million credit facility from Raytheon Commercial Laundry, LLC (“Raytheon”), one of the largest commercial laundry equipment vendors, which had most recently provided the Company with approximately $30.0 million of equipment financing and $15.0 million of acquisition financing. This facility provided 100% financing for commercial laundry equipment purchases (based upon list prices) and store acquisitions. The Company procured a bank credit facility with LaSalle National Bank (“LaSalle”) in March 1998, which provided the Company with $15.0 million for acquisitions and general corporate purposes. On April 29, 1998, the Company repaid all indebtedness outstanding under these two facilities with the net proceeds from the Offering and terminated the related loan agreements (see Note 15.)

      On April 29, 1998, the Company also closed a secured revolving credit facility in the maximum principal amount of $40.0 million with Heller Financial, Inc.

      On November 17, 1999 the Company entered into a $12.0 million secured revolving credit facility with LaSalle to replace its secured revolving credit facility from Heller. Availability under the Heller facility was based upon a borrowing base formula determined by income from store operations and net book value of laundry equipment. At the time, the Company had borrowed $9.3 million and had no additional borrowing capacity on the $40.0 million Heller facility.

      The LaSalle facility financial covenants include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment. The LaSalle facility will mature on September 30, 2001, and requires monthly payment of interest only until that date. All principal and interest accrued but unpaid at maturity are payable on the maturity date.

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Obligations under the LaSalle facility bears interest with reference to either the “Reference Rate” or the “LIBOR Rate” as we determine at the time the Company incurs each obligation. “Reference Rate Loans” shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. “LIBOR Rate Loans” shall bear interest at the rate of 3.0% plus the interest rate per annum equal to the quotient obtained by dividing (x) the rate of interest determined by LaSalle to be the average of the rate per annum at which deposits in U.S. dollars are generally offered to LaSalle in the London Interbank Market at 11:00 A.M. London time, two business days before the first day of such interest period, for a period equal to such interest period and in the amount of the applicable “LIBOR Rate Loan” by (y) the difference between 100% and any applicable reserve requirements (rounded upward to the nearest whole multiple of 1/100 of one percent per annum), including without limitation, any statutory maximum requirement for LaSalle to hold reserves for “Eurocurrency Liabilities” under Regulation D of the Board of Governors of the Federal Reserve System (or any similar reserves under any successor regulation or regulations).

      Simultaneous with the closing of the LaSalle facility, the Company entered into a revolving credit facility with Alliance Laundry Systems LLC in the maximum principal amount of $3.0 million. Alliance is the Company’s main laundry equipment supplier. The Alliance facility requires monthly payments of interest only, until and including the first business day of September 2001. Thereafter, the facility requires 59 monthly payments comprised of $50,000 of principal plus the accrued interest on the unpaid principal balance and a sixtieth payment of accrued interest only. Obligations under the Alliance facility shall bear interest at the rate of prime (as set by LaSalle from time to time) plus 1.0%. The financial covenants under the Alliance facility include minimum tangible net worth, a senior interest coverage ratio and a minimum net book value of laundry equipment.

      In connection with these loans, LaSalle and Alliance entered into an intercreditor agreement pursuant to which they agreed to allocate between them first priority security interest upon (I) all of the Company’s now owned and hereafter acquired real and personal property and all proceeds thereof and (II) all general intangibles and other intangible assets (including, without limitation, trademarks and trade names), of the Company’s, if any, and the proceeds thereof such that Alliance has first priority with respect to those assets at and in connection with 15 of the Company’s stores and LaSalle has a first priority security interest in the balance of the Company’s assets. The Company used the $3.0 million of proceeds from the Alliance facility to pay down the LaSalle line to approximately $7.1 million and to finance amounts it owed to Alliance. Additionally, the Company drew approximately $350,000 to cover accrued interest on the Heller facility and costs associated with the closing of the LaSalle and Alliance facilities. The Company currently has $5.5 million of borrowing availability under the LaSalle facility. LaSalle has reserved the right to reduce the Company’s availability under the facility in an amount not to exceed $1.0 million if the Company has not obtained appropriate consents from the landlords of all of its leased stores on or before December 26, 1999. Obtaining these consents was a closing condition which LaSalle waived at closing. As of December 31, 2000 the Company had obtained approximately 95% of the required consents. LaSalle has not notified the Company that its ability has been limited by $1.0 million. During the fourth quarter of 1999, the Company was required to write off deferred financing charges which had been capitalized in connection with the Heller facility.

      The LaSalle and Alliance facilities specify customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults to other agreements, bankruptcy and insolvency events and material judgements and liabilities.

      Effective September 30, 2000, the Company and LaSalle Bank National Association executed an amendment to the LaSalle Facility that modified the minimum tangible net worth and capitalized expenditure covenants. Additionally, effective September 30, 2000, the Company and Alliance Laundry Systems LLC executed an amendment to the Alliance Facility that modified the minimum tangible net worth covenant. The minimum tangible net worth covenant was the covenant for which the Company received waivers in its fourth quarter, 1999, its first quarter 2000, and its second quarter, 2000.

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On September 18, 1998, the Company entered into an agreement with PeopleSoft USA, Inc. (“PeopleSoft”) for the purchase of a new accounting software system and the related hardware, installation and training fees. The transaction was financed through several installments of a note payable to Newcourt Financial USA, Inc. The Company began utilizing the software for substantially all of its accounting processes at the beginning of its fiscal 1999 second quarter. As of December 31, 2000, the Company owed $180,740 on this note. The note bears interest at a rate of 11% and is due in several installments, the last of which is due September 18, 2001. The note agreement contains no financial covenants.

8.  Income Taxes

      Deferred income tax assets (liabilities) consist of the following:

	December 31,	December 26,
	2000	1999

Deferred tax assets:

Net operating loss carryforwards	$22,399,445	$17,694,768

OID Interest	13,528,433	8,358,631

Other	1,380,816	2,088,594

	$37,308,694	$28,141,993

Deferred tax liabilities

Amortization	(336,755)	—

Other	(33,688)	(23,272)

	(370,443)	(23,272)

Net deferred tax asset	36,938,251	28,118,721

Less: valuation allowance	(36,938,251)	(28,118,721)

	$—	$—

      In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 31, 2000. The Company will consider release of the valuation allowance once profitable operations have been sustained.

      As of December 31, 2000, the Company had net operating loss carryforwards of approximately $59.0 million, which will begin to expire in 2011. In the event of a change in ownership as defined by section 382 of the Internal Revenue Code, a significant limitation may be imposed on the availability of the Company’s net operating loss carryforwards. It is probable that the Company has experienced one or more ownership changes in prior years as a result of the Company raising various rounds of private equity or that such an ownership change may have occurred or be deemed to have occurred.

9.  Capital Stock

      The Company has issued 76,974 shares of series A, 125,498 shares of series B, and 72,930 shares of series C convertible preferred stock (collectively, the Preferred Stock). Concurrently with the closing of its 1998 senior discount note offering, the redemption rights of the holders of the “Preferred Stock” were terminated. The previous put rights could have required the Company to purchase all of the Preferred Stock at any time after June 1, 2001, at a redemption price equal to the greater of the purchase price of the shares plus accrued but unpaid dividends, if any, or, the appraised value of the shares.

      Holders of the Preferred Stock are entitled to one vote for each share held on all matters and do not have cumulative voting rights. Dividends on the preferred stock are payable only when declared by the Board of

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Directors and are not cumulative. Each share of the Preferred Stock is convertible into one share of common stock on a one-for-one basis and will be converted into common stock concurrently with a qualified public offering of the Company’s common stock. The Company has reserved common shares equivalent to the outstanding preferred shares. The Preferred Stock has a liquidating preference over the common stock. In the event of liquidation, the holders of Preferred Stock are entitled to receive an amount equal to the price paid for the shares to the Company and participate on a pro rata basis with common stock shareholders for the remaining assets of the Company. In connection with the issuance of the Preferred Stock, the Company incurred approximately $1,043,000 of issuance costs.

      On April 14, 1998, 7,295 shares of the Company’s common stock were issued to series C stockholders in connection with the re-pricing of the series C convertible preferred stock offering, originally priced at $220 per share. Pursuant to a stockholder consent dated March 18, 1998 and obtained as of April 14, 1998, the series C offering was converted to a unit offering, whereby each series C unit offered was comprised of ten shares of series C preferred stock and one share of common stock for $2,200 per unit. In accordance with existing authoritative guidance, the additional fair value of the consideration transferred to series C stockholders of $1,459,000 (i.e. the 7,295 shares of common stock issued in connection with the conversion of the original offering to a unit offering multiplied by $200 per share) has been treated as a return to series C stockholders. Accordingly, $1,459,000 has been deducted from the Company’s net loss for the fiscal year ended December 27, 1998 in determining the net loss applicable to common shareholders for the calculation of earnings per share.

10.  Stock Options

      The SpinCycle, Inc. 1995 Amended and Restated Stock Option Plan (the “Plan”) provides for the issuance of employee stock options. Under the provisions of the Plan, the Compensation and Organization Committee (the “Committee”), which is appointed by the Board of Directors of the Company has the discretion to determine, among other things, the employees to whom options may be granted; the number of options to be granted; the vesting period assigned to the options; and such other terms and conditions, consistent with the terms of the Plan, as the Committee deems appropriate. Substantially all options currently outstanding at December 31, 2000 vest ratably over a five year period from the date granted. The Committee also has the discretion to determine whether options granted shall be Incentive Stock Options (“ISOs”) within the meaning of section 411(a) of the Internal Revenue Code or non-qualified stock options. The Company has reserved 69,270 shares of its common stock for issuance in connection with the Plan.

      During 1997, the Company’s Board of Directors approved a similar stock option plan for non-employee directors (the “Director Option Plan”). As of December 31, 2000, options granted to purchase 400 shares of the Company’s common stock are outstanding. The Company has reserved 2,000 shares of its common stock for issuance in connection with this plan.

      The option price for all non-qualified stock options is also determined by the Committee, provided that in no event shall it be less than 85% of the fair market value of the stock at the time the option is granted. The option price for each option which is intended to qualify as an ISO shall be 100% of the fair market value of the stock at the time the option is granted (110% if the participant owns at least 10% of the stock immediately before the ISO is granted). A summary of option activity under both the Plan and the Director Option Plan for each of the fiscal years ended December 27, 1998 and December 26, 1999 and December 31, 2000 is as follows.

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
	Option	Exercise
	Shares	Price

Outstanding at December 28, 1997	31,129	142.33

Activity during Fiscal Year 1998:

Granted	21,173	200.00

Exercised	—	—

Expired/terminated	(11,629)	146.84

Outstanding at December 27, 1998	40, 673	171.00

Activity during Fiscal Year 1999:

Granted	3,276	200.00

Exercised	—	—

Expired/terminated	(9,925)	198.79

Outstanding at December 26, 1999	34,024	$166.19

Activity during Fiscal Year 2000:

Granted	17,570	76.37

Exercised	—	—

Expired/terminated	(2,392)	178.18

Outstanding at December 31, 2000	49,202	$132.23

Exercisable at December 31, 2000	15,445	$167.26

Exercisable at December 26, 1999	14,284	$165.64

Exercisable at December 27, 1998	7,680	$153.23

Weighted average grant-date fair value of options granted during fiscal 2000	17,570	$0.00

Weighted average grant-date fair value of options granted during fiscal 1999	3,276	$0.00

Weighted average grant-date fair value of options granted during fiscal 1998	21,173	$45.27

      The following table summarizes information about our stock options outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/00	Contractual Life	Exercise Price	at 12/31/00	Exercise Price

$75.00	17,450	9.17	$75.00	—	$75.00
$125.00	15,376	6.31	$125.00	6,960	$125.00
$200.00	16,376	7.67	$200.00	8,985	$200.00

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option agreements. Had compensation cost for the Company’s agreements been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

	2000	1999	1998

Net loss — as reported	$28,622,466	$30,444,813	$24,655,068

Net loss — pro forma	$28,856,414	$30,560,658	$24,862,349

Net loss per common share — as reported	$(1,030.16)	$(1,096.60)	$(937.60)

Net loss per common share — pro forma	$(1,039.38)	$(1,100.77)	$(944.83)

      The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model applying the following assumptions:

	2000	1999	1998

Expected dividend yield	0.00%	0.00%	0.00%

Weighted-average risk-free interest rate	6.50%	4.96%	5.26%

Expected life of options	5 years	5 years	5 years

11.  Commitments

      The Company leases substantially all of its stores and corporate offices under operating leases that are not cancelable. The leases expire at various dates through 2029. The Company has the option to extend the terms of the leases for periods ranging from five to 31 years. Certain leases require payment of property taxes, utilities, common area maintenance costs and insurance. Minimum lease payments due under the agreements for future fiscal years are as follows:

2001	$10,522,446

2002	9,793,094

2003	9,293,159

2004	8,523,225

2005	8,214,271

Thereafter	35,457,724

$81,803,919

      Rent expense totaled $10,139,661, $10,133,620 and $7,280,216 for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

      The Company has entered into employment agreements with one of its executive officers. This agreement does not exceed four years in term, provides for a covenant not to compete for a term of one year subsequent to termination of the agreements, and provides for the payment of one year of base salary in the event that the employees are terminated. Pursuant to the terms of this agreement, upon separation with the Company on January 31, 2001, our most recent Chief Executive Officer was paid for the remaining portion of his employment agreement (through November 30, 2001). (See ITEM 11. Executive Compensation herein.)

12.  Executive Severance Agreements

      As a result of the resignation of the Company’s former CEO and Chairman of the Board of Directors in January 1998, and in accordance with the terms of his employment agreement, the Company was obligated to

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

pay this executive $400,000 over the remaining two-year term of his employment agreement. This amount, including related payroll taxes, was accrued at December 28, 1997. In addition, in March of 1998, the Company agreed to repurchase 18,019 shares of common stock owned by this executive for a sum of $200,000 to be paid as salary in the third year after his resignation. The current and long-term portions of this liability are included in accrued expenses and other liabilities, respectively, on the Company’s balance sheet at December 26, 1999.

      In addition, the Company forgave a loan outstanding to the executive of $50,000, plus any interest accrued thereon. The expense associated with this forgiveness of debt is included in general and administrative expenses in the Company’s statement of operations for the year ended December 28, 1997. This executive also relinquished rights to any stock options previously granted to him by the Company as well as his subordinate right of first refusal with respect to certain other common shares.

      In July 1998, the Company and the Company’s former Chief Operating Officer, agreed that he would leave the Company’s employ. Later, a legal dispute arose concerning his departure. In October 1998, the Company and he agreed to submit their dispute regarding their employment separation agreement to mediation. While mediation did not resolve the matter, the dispute was settled in February 1999. As a result of the settlement, the Company’s former Chief Operating Officer received $125,000 from the Company to be paid as salary over one year and another $170,000 from the Company’s insurance carrier which was paid in February of 1999.

      On June 26, 2000, the Company’s Chief Development Officer, resigned from the Company in order to accept the position of chief operating officer for Cleanwave LLC, of which the Company is a majority owner through its wholly-owned subsidiary, Cleanwave, Inc. he retains limited duties with the Company, related to real estate matters. He derives his compensation from Cleanwave LLC.

13.  Related Party Transactions

      Two directors of the Company are partners in a law firm that provides legal services to the Company. The Company paid approximately $410,000, $840,000 and $2.3 million in legal fees and costs to this firm during the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998.

14.  Fair Value of Financial Instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts for cash and cash equivalents, landlord allowances, accounts payable and accrued expenses reported in the Company’s balance sheet approximate fair value based on the short maturity of those instruments. The carrying value of the LaSalle and Alliance facilities and the other note payable is a reasonable estimate of fair value as the risk is commensurate with the terms and collateral of the agreement. The fair value of the Company’s publicly traded debt was approximately $14.0 million based on the bid prices in the public bond market as of December 31, 2000 and $24.6 million based on the bid prices in the public bond market as of December 26, 1999.

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

      In connection with the termination of the Heller facility on November 17, 1999 (as discussed in Note 7), the Company recognized an extraordinary loss of approximately $782,000 for the write-off of the unamortized

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

balance of debt issue costs related to this agreements. This amounted to a net loss per share amount of $28.15. There was no tax effect on this loss, based on the Company fully reserving against the deferred tax asset.

16.  Reduction in Force

      On February 8, 1999, eight general and administrative employees were released from their employment with the Company as part of a reduction in force. This reduction in force was primarily focused on the Company’s growth related personnel, including regional directors of development and acquisitions and corporate and field level construction managers. In connection with this reduction in force, the Company paid approximately $55,000 in severance and approximately $11,000 in accrued vacation benefits to these eight employees. These expenses were recorded in the first quarter of 1999.

      On April 23, 1999, 20 general and administrative employees, including the Company’s Chief Information Officer, were released from their employment with the Company as part of a reduction in force. In connection with this reduction in force, the Company paid approximately $72,000 in severance and approximately $20,000 in accrued vacation benefits to these employees. These expenses were recorded in the second quarter of 1999.

      As a result of the Company’s slowed expansion and development and public equity offering prospects, the Company’s Chief Financial Officer, left the Company effective May 6, 1999. Additionally, the company’s general counsel, was terminated June 10, 1999.

17.  Joint Ventures

      On January 7, 2000, the Company formed E-Wash, Inc., a Delaware corporation, as a wholly owned subsidiary. The Company’s board of directors designated E-Wash, Inc. as an unrestricted subsidiary of the Company on February 3, 2000. On February 28, 2000, E-Wash, Inc. formed E-Wash, LLC, a Delaware single member limited liability company. These entities were re-named CleanWave, Inc. and CleanWave, LLC, respectively, on March 6, 2000. On May 30, 2000, these entities were renamed as Cleanwave, Inc. and Cleanwave, LLC, respectively. All references herein are to the entities as they were named as of the end of the Company’s second fiscal quarter of 2000.

      On May 1, 2000, SpinCycle, Inc., through its wholly owned subsidiary, Cleanwave, Inc., entered into an amended and restated limited liability company agreement for Cleanwave, LLC, and a unit purchase agreement, among other transaction documents, with Shell Chemical Company (“Shell”). Cleanwave, LLC now conducts the pick up and delivery laundry business, which the Company had been testing in its Miami, Florida market since August 1999. Pursuant to the unit purchase agreement, Shell acquired units representing a 30% interest in Cleanwave, LLC. The balance of Cleanwave, LLC units are owned by Cleanwave, Inc. (52.5%) and seven members of the Company’s senior management (17.5% in the aggregate). The seven members of senior management of the Company own their units pursuant to restricted unit agreements, which provide that one-third of each individual’s units vest as of the date of grant (February 28, 2000) and vest an additional one-third on each of the first two anniversaries of the grant date. As the remainder of these grants vest in the future, the Company will determine their current value at the vesting dates in order to recognize compensation expense. The Company’s stockholders approved the grant of these restricted units as of June 30, 2000.

      Shell received one-third (10%) of its 30% interest in Cleanwave, LLC in exchange for services rendered and expenses undertaken on behalf of the venture prior to closing: these expenses related primarily to market research. Shell purchased the remaining two-thirds (20%) of its interest for $5.0 million in cash. The $5.0 million was used to operate the Cleanwave business in the Miami market through year end 2000, and to pay certain expenses incurred by the parties prior to closing, such as branding and capital expenditures. Shell also has the opportunity to earn up to an additional 11% ownership interest in Cleanwave, LLC if and when

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Cleanwave, LLC enters into certain strategic relationships with specified third parties and/or Shell provides certain services to Cleanwave, LLC.

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

      The Company is providing the laundry processing services (personnel and facilities) to Cleanwave, LLC for a one-year period, subject to extension and termination as agreed by the parties. All personnel previously hired to drive vans and staff the call center have become Cleanwave employees. SpinCycle is being compensated for providing laundry processing services on a price per pound basis as well as with fees to offset training and field management services and to offset occupancy costs. The Company has also agreed to provide certain administrative services, such as payroll processing, human resources, executive staffing and information systems, to Cleanwave, LLC for a term of one year, subject to extension by the parties. For these services the Company will receive 5% of Cleanwave, LLC’s annual gross revenues, subject to a minimum annual amount of $250,000. Intercompany expenses between Cleanwave, LLC and the Company were immaterial for the fiscal quarter ended December 31, 2000.

      A provision related to transactions with affiliates in the LaSalle and Alliance facilities required that the Company obtain waivers to enable this transaction. The Company obtained a waiver from its lenders, LaSalle Bank National Association and Alliance Laundry Systems LLC, in connection with this transaction.

      Based on the substantive participation rights granted to Shell under the amended and restated limited liability company agreement, the Company is not deemed to have effective control of Cleanwave, LLC, therefore the equity method of accounting is being applied. Additionally, the Company does not have a cash investment nor has it loaned any funds to Cleanwave, LLC constituting a basis in its interest in Cleanwave, LLC. As a consequence, the Company has not recorded any of Cleanwave, LLC’s losses to date under the equity method or eliminated its portion of any intercompany transactions. The Company will continue this accounting treatment until such time as Cleanwave, LLC becomes profitable, which is not expected to occur in the foreseeable future.

18.  Future Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 entitled “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it is used in hedging activities, it depends on the effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. Because of its minimal use of derivatives, The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or financial position.

19.  Subsequent Events

      On January 31, 2001, the Company’s Chief Executive Officer separated from the Company. He has been paid a lump sum for the period remaining (through November 30, 2001) on his employment agreement with

SPINCYCLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company. The Company’s former Chief Executive Officer also resigned as a director and chairman of the Company’s board of directors. Hereafter, he will be focusing his efforts on Cleanwave, LLC, of which the Company is a majority owner, and of which he continues to be chief executive officer and interim president. Effective as of January 31, 2001, SpinCycle has engaged another person to assume the duties of chief executive officer on an interim basis.

      Following the hiring of the Company’s current Chief Executive Officer, who has an extensive background in multi-unit retail management, the Company decided that it was no longer in need of a chief operating officer. On March 11, 2001, the Company released its Chief Operating Officer from his. He will be paid an additional 14 weeks salary according to his severance agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth the age and position of the executive officers and directors of the Company:

Name	Age	Position

John B. Morlock	45	Interim Chief Executive Officer

Christopher A. Lombardi	40	Chief Development Officer

Alfredo Brener	49	Director

Robert Lunn	51	Director

James E. Hutton	62	Director

John H. Muehlstein	46	Director

Peer Pedersen	76	Director

John Wallace	40	Director

      John B. Morlock has been the Interim Chief Executive Officer since February 2001. From February 2000 through December 2000, John was the Chief Executive Officer of Clubhouse International Inc. owner and operator of three country club themed restaurants and was the President and Chief Operating Officer of Clubhouse from January 1999 though January 2000. From November 1998 until January 1999, John was an Operational Vice President for Hollywood Entertainment Corp. hired to oversee one-half of the United States operations after a restructuring. From May 1997 until April 1998, John was Senior Vice President of Operations, supervising 300 stores across the United States for Einstein Bros Bagels and oversaw the conversion of those stores from franchises to company-owned stores. Prior to Einstein Bros Bagels, John was a Senior Vice President of Operations with Boston Chicken, Inc. since January 1992.

      Christopher A. Lombardi has been the Chief Development Officer since March 1996 also, since June 2001 Chris also has been the Chief Operating Officer of Cleanwave, LLC, SpinCycle’s joint venture with Shell Chemical Company. From May 1994 to March 1996, Mr. Lombardi served as Vice President of Development of Northstar Restaurants, Inc., a franchise area developer for Boston Chicken, Inc., where he coordinated and directed the real estate selection and construction in developing 54 stores in 22 months. From May 1990 to May 1994, Mr. Lombardi served as Franchise Operations Manager for Blockbuster Video, Inc. During his four years at Blockbuster, Mr. Lombardi’s territory grew from 29 to 79 stores in the Midwestern United States and Western Canada.

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

      Robert J. Lunn has been a Director since July 2000. Since April 1996 Bob has been the Managing Partner and Chief Investment Officer of Lunn Partners, LLC, a private investment banking firm, of which he is also the founder. From May 1994 until establishing Lunn Partners, Bob was with Lehman Brothers, as a Managing Director and a member of the Lehman Brothers Operating Committee as well as the head of the Financial Services Division which included Private Client Services, Global Management, Performance Based Funds Management. Prior to Lunn Partners Bob was with Morgan Stanley & Co. from 1987 until 1994 and was elected a Managing Director in 1987. Mr. Lunn serves on the boards of Shaw Industries, Inc. and Blue Rhino Corporation as well as several other privately held companies and not-for-profit institutions

      John H. Muehlstein has been a Director since April 1997. Since 1986, Mr. Muehlstein has been a partner of Pedersen & Houpt, P.C., Chicago, Illinois, counsel to the Company. Mr. Muehlstein’s practice focuses on private capital transactions and corporate finance. Mr. Muehlstein is a director of Blue Rhino Corporation, Cleanwave, LLC and several other privately held companies. Mr. Muehlstein is a nephew of Mr. Pedersen, another of our directors.

      Peer Pedersen has been a Director since November 1997. Mr. Pedersen has been a partner of the law firm Pedersen & Houpt, P.C. for the past 40 years and is its Chairman and Managing Partner. Mr. Pedersen is also a director Tennis Corporation of America, Extended Stay America, Inc. and Spraying Systems Co. Mr. Pedersen is an uncle of Mr. Muehlstein, another of our directors.

      John Wallace has been a Director since June 1996. From June 1996 to September 1997, Mr. Wallace was one of our Regional Vice Presidents — Real Estate. From March 1994 to March 1996, Mr. Wallace served as a Director in the Corporate Finance/ Merchant Banking Department at First Southwest Company. In 1986, Mr. Wallace founded and, from 1986 to 1989, he served as the President of Houston Video Enterprises, which had the rights to Blockbuster Video franchises for the Houston area. During this period Mr. Wallace assisted with the opening of 12 company-owned video superstores and 40 additional franchise stores. In 1990, Mr. Wallace and several equity partners formed Grupo Mexicano de Video, S.A. de C.V. which held the franchise rights to Blockbuster Video in Mexico. Mr. Wallace served as the General Director from 1990 through 1993, during which time Grupo Mexicano de Video opened in excess of 80 stores throughout Mexico.

Item 11.	Executive Compensation

      Summary Compensation Table. The following table sets forth the compensation we paid during the years ended December 31, 2000, December 26, 1999 and December 27, 1998 to our Chief Executive Officer and our four other executive officers with annual compensation of $100,000 or more (collectively, the “Named Executive Officers”). We did not grant stock appreciation rights to any Named Executive Officer during the year ended December 31, 2000.

		Annual Compensation				Long-Term Compensation

				Other		Securities
				Annual		Underlying	All Other
	Fiscal	Salary	Bonus	Compensation		Stock Options	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)		(#)	($)

Peter L. Ax	2000	300,000	0	0	(4)	11,000	0
Chief Executive Officer	1999	250,000	100,000	0	(4)	0	0
and Chairman(3)	1998	252,007	0	0	(4)	3,038 (5)	0

Christopher A. Lombardi	2000	82,500 (6)	0	0	(4)	1,000	0
Chief Development Officer	1999	150,000	25,000	0	(4)	0	0
	1998	147,884	0	0	(4)	2,038 (5)	0

Matthew B. Campbell	2000	175,000	0	0	(4)	3,500	0
Chief Operating Officer(7)	1999	150,000	50,000	0	(4)	0	0
	1998	128,076	0	0	(4)	1,400	0

(1)	Bonuses, unless otherwise noted, are recorded in the year earned. Bonuses for 1999 were paid in January 2000.

(2)	The amounts presented for each of the Named Executive Officers are comprised primarily of relocation compensation related to SpinCycle’s move to Arizona and automobile allowances.

(3)	Mr. Ax was Chief Executive Officer and Chairman of the Board of Directors until his resignation on January 31, 2001. Pursuant to the terms of his employment agreement, Mr. Ax has been paid a lump sum for the period remaining (through November 30, 2001) on his employment agreement with SpinCycle.

(4)	The amounts of such perquisites and other personal benefits are not shown because the aggregate amount of such compensation, if any, did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(5)	Each of Messrs. Ax and Lombardi were granted fully vested options to purchase 38 shares of common stock in connection with their respective agreements to relocate to Arizona.

(6)	On June 26, 2000 Mr. Lombardi was hired as chief operating officer of Cleanwave, LLC. His salary is being paid by Cleanwave, but he continues in his capacity as chief development officer of SpinCycle, Inc.

(7)	Mr. Campbell was Chief Operating Officer for SpinCycle until he was released on March 11, 2001. Mr. Campbell will be paid an additional 14 weeks salary according to his severance agreement.

Option Exercises and Fiscal Year End Option Values

      The following table sets forth certain information with respect to the value of the stock options held by the Named Executive Officers at December 31, 2000. No Named Executive Officer exercised any stock options or stock appreciation rights during the year ended December 31, 2000 or had any stock appreciation rights outstanding at December 31, 2000.

Fiscal Year End Option Values

	Number of Securities				Value of Unexercised
	Underlying				In-the-Money
	Unexercised Options				Options At
	at December 31,				December 31,
	2000(#)(1)				2000($)(2)

	Vested		Unvested		Vested	Unvested

Peter L. Ax	1,238	(3)	20,800	(4)	—	—

Christopher A. Lombardi	2,438	(3)	2,600		—	—

Matthew B. Campbell	920		4,580		—	—

(1)	All of the options granted to the Named Executive Officers were granted under the 1995 Option Plan. The options granted were for shares of our common stock. Unless otherwise noted, the options granted to the Named Executive Officers vest 20% on each anniversary of the grant.

(2)	Options to purchase 8,000 shares of common stock were granted to Mr. Ax and options to purchase 2,000 shares of common stock were granted to each Mr. Lombardi. These options have an exercise price of $125.00 per share. The balance of the options granted to the Named Executive Officers are exercisable at a price of $200.00 per share.

(3)	Each of Messrs. Ax and Lombardi were granted fully vested options to purchase 38 shares of common stock in connection with their respective agreements to relocate to Arizona. If not exercised prior to May 1, 2001, Mr. Ax’s options will lapse due to his separation from SpinCycle.

(4)	8,000 of Mr. Ax’s options vest upon attainment of certain performance goals, provided, however that if such goals are not attained by January 31, 2002, such options shall be fully vested. As a result of Mr. Ax’s separation from SpinCycle, these options are no longer in effect.

Director Compensation; Non-Employee Director Stock Option Plan

      Currently, our directors receive no cash compensation for serving on the Board of Directors. They do, however, receive reimbursement for expenses reasonably incurred in connection with their service to us as directors. In 1997, we adopted a non-employee director stock option plan (the “Director Option Plan”) to attract and compensate our non-employee directors. The Director Option Plan was approved by our stockholders in June 1997. We have reserved 2,000 shares of common stock for issuance under the Director Option Plan effective upon the consummation of the senior discount notes offering. Pursuant to the plan, all non-employee directors as of the effective date of the Director Option Plan (July 1, 1997) and as of the first board meeting after the annual stockholders meeting of each year beginning in 1998, are entitled to a grant of options to purchase 20 shares of common stock at a price per share equal to the fair market value per share of the common stock as of the grant date. The initial grants under the plan vested immediately; subsequent grants vest over three years on each anniversary of the grant dates. As of December 31, 2000 there were options to purchase 400 shares outstanding under the Director Option Plan. Of the 400 stock options granted, 60 options have been forfeited and 180 options are vested as of December 31, 2000. The remaining 220 options vest in the following manner: 90 on July 1, 2001, 90 on July 1, 2002 and 40 on July 1, 2003.

Employment Agreements

      We have entered into employment agreements with Mr. Ax. Mr. Ax’s agreement, effective as of December 1, 1996 has a term of four years with automatic one year extensions thereafter, subject to the provision of at least six months written notice by either party. The agreement includes a one year post-termination non-competition clause. If Mr. Ax is terminated by SpinCycle for any other reason except for “cause” as defined in the agreement, Mr. Ax is entitled to salary and benefits for the remainder of the term of the agreement, including any bonuses accrued but unpaid as of the date of termination. In the event of a merger, consolidation or sale of all or substantially all of our assets, or a reorganization or recapitalization pursuant to which at least a majority of the equity investment and voting control is the same as ours, then we may assign our obligations under the agreement to the surviving or purchasing entity. Mr. Ax separated from SpinCycle on January 31, 2001. Pursuant to this agreement, Mr. Ax has been paid a lump sum for the period remaining (through November 30, 2001) on his employment agreement with the Company.

1995 Amended and Restated Stock Option Plan

      We adopted a stock option plan in 1995, which was amended and restated in 1997 (the “1995 Option Plan”), to attract, retain and motivate selected employees and officers. The 1995 Option Plan was approved by our stockholders in June 1997. Pursuant to the 1995 Option Plan, options to purchase up to 69,270 shares of our common stock may be granted to our employees or consultants. The 1995 Option Plan is administered by the Compensation Committee which determines the persons who are to receive options and the number of shares subject to each option. As of December 31, 2000, options covering an aggregate of 48,802 shares of common stock were outstanding, of which 15,945 were vested and none had been exercised. We also have outstanding one non-plan option to purchase 660 shares of our common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 2, 2001 by each person known by us to own beneficially more than 5% of our capital stock; each of our directors; each of our Named Executive Officers; and all of our executive officers and directors as a group.

	Number of Shares
	of Capital Stock
	Beneficially	Percent of
Name	Owned(1)	Voting Rights

Directors and Executive Officers:

Peer Pedersen(2)	25,366	8.37

John Wallace(3)	3,574	1.17

Christopher A. Lombardi(4)(5)	3,238	1.06

James E. Hutton(6)	1,088	*

John H. Muehlstein(7)	818	*

Alfredo Brener(8)	35	*

Robert Lunn(9)	0	*

John Morlock(5)	0	*

Total for Directors and Executive Officers	34,116	11.25%

Other Beneficial Owners:

Dean Buntrock(10)	25,675	8.47%

Howard C. Warren(11)	23,681	7.81

Total for All Beneficial Owners (10 persons)	83,472	27.53%

*	Less than 1%.

(1)	Includes shares of common stock, series A stock, series B stock, series C stock, vested options to purchase common stock and options to purchase common stock, which will vest within 60 days of March 27, 2000.

(2)	Includes 4,352 shares of series A stock, 9,684 shares of series B stock, 9,559 shares of series C stock, 1,756 shares of common stock and vested options to purchase 15 shares of common stock held by Mr. Pedersen. The business address of Mr. Pedersen is 161 North Clark Street, Suite 3100, Chicago, Illinois 60601.

(3)	Includes 2,880 shares of series A stock and vested options to purchase 687 shares of common stock held by Mr. Wallace. The business address of Mr. Wallace is 3624 Piping Rock, Houston, Texas 77027.

(4)	Includes 1,200 shares of common stock and vested options to purchase 2,038 shares of common stock held by Mr. Lombardi.

(5)	The address of each such person is 15990 N. Greenway/ Hayden Loop, Suite 400, Scottsdale, Arizona 85260.

(6)	Includes 800 shares of series A stock, 230 shares of series C stock, 23 shares of common stock and vested options to purchase 35 shares of common stock held by Mr. Hutton. The business address of Mr. Hutton is 1311 Merrilville Road, Crown Point, Indiana 46307.

(7)	Includes 484 shares of series B stock, 273 shares of series C stock and 27 shares of common stock held jointly by Mr. Muehlstein and his wife. Mr. Muehlstein also has vested options to purchase 35 shares of common stock. Mr. Muehlstein’s business address is 161 North Clark Street, Suite 3100, Chicago, Illinois 60601.

(8)	Includes vested options to purchase 35 shares of common stock held by Mr. Brener. The business address of Mr. Brener is 5298 Memorial Drive, Houston, Texas 77007.

(9)	Mr. Lunn’s address is One N. Franklin Street, Suite 750, Chicago, Illinois 60606.

(10)	Includes 2,096.5 shares of series C stock and 432 shares of common stock held by Mr. Buntrock, 386 shares of series A stock and 2,421 shares of series B stock held by Mr. Buntrock’s wife, and 772 shares of series A stock, 4,842 shares of series B stock, 11,366 shares of series C stock and 1,137 shares of common stock held by The Butterfield Group L.L.C., of which Mr. Buntrock’s wife is the manager; 2,222.5 shares of series C stock held by Big Sky Limited Partnership, of which Mr. Buntrock is the sole general partner. The business address of Mr. Buntrock is Oakbrook Terrace Tower, One Tower Lane, Suite 2242, Oakbrook Terrace, Illinois 60181.

(11)	Includes 4,351 shares of series A stock, 9,684 shares of series B stock, 8,769 shares of series C stock and 877 shares of common stock. Mr. Warren’s business address is c/ o Absolute Ventures, 420 Green Bay Road, Suite 103, Kenilworth, Illinois 60043.

Item 13.  Certain Relationships and Related Transactions

      In April 1998, Messrs. Buntrock and Pedersen, either directly or through their affiliates, purchased $1,950,300 and $2,000,020, respectively, of series C units, comprised of series C stock and shares of common stock.

      As part of our settlement of a claim made by one of our former chief operating officers, we agreed to seek out a buyer for his 800 shares of our common stock. Mr. Pedersen, one of our directors and the managing partner of our outside counsel, purchased those shares in a private transaction on March 12, 1999, for $120,000.

      Messrs. Muehlstein and Pedersen are partners and members of the management committee of the law firm of Pedersen & Houpt, a Professional Corporation, which has served as our counsel since March 1997. In that connection, the firm has been paid fees for services rendered. In 2000 we paid Pedersen & Houpt approximately $410,000 in fees.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Exhibit 27.1

      (b)  None.

      (c)  None.

      (d)  None.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINCYCLE, INC.

By	/s/ JOHN MORLOCK

John Morlock
Interim Chief Executive Officer

Date: April 2, 2001

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section of the Securities Exchange Act

No annual report or proxy material is being sent to security holders.

INDEX TO EXHIBITS

Exhibit 27.1